Form 10-Q
period 2022-03-31
Clene Inc.
filed 2022-05-09
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the Registrant’s common stock as of May 4, 2022 was 63,256,545.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,930	$50,288
Marketable securities	23,586	—
Accounts receivable	—	49
Inventory	38	41
Prepaid expenses and other current assets	3,393	1,968
Metals to be used in research and development	2,502	2,237
Total current assets	42,449	54,583
Restricted cash	58	58
Right-of-use assets	4,940	3,250
Property and equipment, net	5,914	5,172
TOTAL ASSETS	$53,361	$63,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,313	$1,923
Accrued liabilities	1,541	3,610
Operating lease obligations, current portion	473	347
Finance lease obligations, current portion	139	146
Total current liabilities	5,466	6,026
Operating lease obligations, net of current portion	5,766	4,370
Finance lease obligations, net of current portion	72	97
Notes payable	14,712	14,484
Convertible notes payable	4,655	4,598
Common stock warrant liability	187	474
Clene Nanomedicine contingent earn-out	18,157	18,100
Initial Stockholders contingent earn-out	2,329	2,317
TOTAL LIABILITIES	51,344	50,466
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 150,000,000 shares authorized; 63,246,545 and 62,312,097 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	178,433	175,659
Accumulated deficit	(176,655)	(163,301)
Accumulated other comprehensive income	233	233
TOTAL STOCKHOLDERS’ EQUITY	2,017	12,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,361	$63,063

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$7	$199
Royalty revenue	23	14
Total revenue	30	213
Operating expenses:
Cost of revenue	—	243
Research and development	8,580	6,275
General and administrative	4,786	5,390
Total operating expenses	13,366	11,908
Loss from operations	(13,336)	(11,695)
Other income (expense), net:
Interest expense	(782)	(551)
Gain on extinguishment of notes payable	—	647
Gain on termination of lease	420	—
Change in fair value of common stock warrant liability	(18)	—
Change in fair value of Clene Nanomedicine contingent earn-out	(57)	(25,610)
Change in fair value of Initial Stockholders contingent earn-out	(12)	(2,961)
Australia research and development credit	299	339
Other income, net	132	3
Total other income (expense), net	(18)	(28,133)
Net loss before income taxes	(13,354)	(39,828)
Income tax benefit	—	72
Net loss	(13,354)	(39,756)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(50)	—
Foreign currency translation adjustments	50	24
Total other comprehensive income (loss)	—	24
Comprehensive loss	$(13,354)	$(39,732)

Net loss per share-- basic and diluted (Note 15)	$(0.21)	$(0.66)
Weighted average common shares used to compute basic and diluted net loss per share	62,852,863	60,670,932

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2021	62,312,097	6	175,659	(163,301)	233	12,597
Reclassification of common stock warrant liability to equity	—	—	305	—	—	305
Exercise of stock options	934,448	—	267	—	—	267
Stock-based compensation expense	—	—	2,202	—	—	2,202
Unrealized loss on available-for-sale securities	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	50	50
Net loss	—	—	—	(13,354)	—	(13,354)
Balances at March 31, 2022	63,246,545	$6	$178,433	$(176,655)	$233	$2,017

Balances at December 31, 2020	59,526,171	6	153,571	(153,561)	325	341
Exercise of stock options	48,211	—	50	—	—	50
Stock-based compensation expense	—	—	3,265	—	—	3,265
Foreign currency translation adjustment	—	—	—	—	24	24
Net loss	—	—	—	(39,756)	—	(39,756)
Balances at March 31, 2021	59,574,382	6	156,886	(193,317)	349	(36,076)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,354)	$(39,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	244
Non-cash lease expense	52	22
Change in fair value of common stock warrant liability	18	—
Change in fair value of Clene Nanomedicine contingent earn-out	57	25,610
Change in fair value of Initial Stockholders contingent earn-out	12	2,961
Stock-based compensation expense	2,202	3,265
Gain on extinguishment of notes payable	—	(647)
Gain on termination of lease	(420)	—
Accretion of debt discount	227	—
Non-cash interest expense	45	543
Changes in operating assets and liabilities:
Accounts receivable	49	(103)
Inventory	3	(164)
Prepaid expenses and other current assets	(1,691)	(1,321)
Accounts payable	1,389	161
Accrued liabilities	(2,069)	125
Deferred income tax	—	(46)
Operating lease obligations	201	(55)
Net cash used in operating activities	(13,084)	(9,161)
Cash flows from investing activities:
Purchases of marketable securities	(23,586)	—
Purchases of property and equipment	(936)	(203)
Net cash used in investing activities	(24,522)	(203)
Cash flows from financing activities:
Proceeds from exercise of stock options	267	50
Payments of finance lease obligations	(32)	(45)
Payment of deferred offering costs	—	(1,901)
Net cash provided by (used in) financing activities	235	(1,896)
Effect of foreign exchange rate changes on cash and restricted cash	13	26
Net decrease in cash, cash equivalents and restricted cash	(37,358)	(11,234)
Cash, cash equivalents and restricted cash – beginning of period	50,346	59,275
Cash, cash equivalents and restricted cash – end of period	$12,988	$48,041

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	12,930	48,041
Restricted cash	58	—
Cash, cash equivalents and restricted cash	$12,988	$48,041

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets, leasehold improvements, and lease incentives	$2,343	$—
Lease liability settled through termination of lease	$602	$—
Reclassification of common stock warrant liability to permanent equity	$305	$—
Supplemental disclosures:
Cash paid for interest expense	$493	$8

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Clene Inc. (the “Company,” “we,” “us,” or similar such references) is a clinical-stage pharmaceutical company pioneering the discovery, development, and commercialization of novel clean-surfaced nanotechnology therapeutics. We have developed an electro-crystal-chemistry drug development platform which enables production of concentrated, stable, highly active, clean-surfaced nanocrystal suspensions. We have multiple drug assets currently in development for applications in neurology, infectious disease, and oncology. Our efforts are currently focused on addressing the high unmet medical needs in two areas: first, those related to central nervous system disorders including Amyotrophic Lateral Sclerosis (“ALS”), Multiple Sclerosis (“MS”), and Parkinson’s Disease (“PD”); and second, those related to COVID-19, a highly infectious viral respiratory disease with serious and sometimes fatal co-morbidities. Our patented electro-crystal-chemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents. Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), a related party (see Note 17).

Liquidity

We incurred a loss from operations of $13.3 million and $11.7 million for the three months ended March 31, 2022 and 2021, respectively. Our accumulated deficit was $176.7 million and $163.3 million as of March 31, 2022 and December 31, 2021, respectively. Our cash, cash equivalents, restricted cash, and marketable securities totaled $36.6 million and $50.3 million as of March 31, 2022 and December 31, 2021, respectively, and we used net cash in operating activities of $13.1 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

The accompanying condensed consolidated financial statements have been prepared presuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our long-term operations require obtaining additional capital to fund our operations. As part of our ongoing business plans, we will continue seeking to raise additional capital through equity financing and may seek debt financing or other capital sources, and we may attempt to collaborate with a third party for development and commercialization of our drug candidates. We may not be able to obtain capital on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or rights of our stockholders. Depending on the results of our current business plans, we may need to implement cost-saving initiatives, including potentially delaying or reducing research and development programs and commercialization efforts beginning as early as the third quarter of 2022. Currently, without additional capital, we believe we have sufficient resources to fund our continuing operations into the second quarter of 2023.

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

We are monitoring the potential impact of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of certain of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in these condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc. (“Clene Nanomedicine”), a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. Our wholly-owned subsidiary, Clene Netherlands B.V. was established on April 21, 2021 and has no financial positions or operations to date. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three months ended March 31, 2022 and 2021 are unaudited. Prior period balances for prepaid expenses and other current assets have been reclassified to conform to current year presentation.

Results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial condition, results of operations, or cash flows: ability to obtain additional financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party CROs and manufacturers upon which we rely; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory, or other factors; and our ability to attract and retain employees necessary to support our growth.

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

Cash and Cash Equivalents

We consider all short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $12.9 million and $50.3 million, respectively, which included $7.4 million of cash equivalents as of March 31, 2022. As of December 31, 2021, we had no cash equivalents.

Restricted Cash

We classify cash as restricted when it is unavailable for withdrawal or use in our general operating activities. Restricted cash and investments are classified as current and noncurrent on the condensed consolidated balance sheets based on the nature of the restriction. Our restricted cash balance includes contractually restricted deposits related to our corporate credit card. As of March 31, 2022 and December 31, 2021, we had restricted cash of $0.1 million and $0.1 million, respectively.

Marketable Securities

Marketable securities are investments with original maturities of more than 90 days when purchased. We do not invest in securities with original maturities of more than one year. Marketable securities are considered available-for-sale, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) until realized. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $24,000 in raw materials and $14,000 in finished goods as of March 31, 2022, and $26,000 in raw material and $15,000 in finished goods as of December 31, 2021. Inventory primarily relates to our Supplements segment.

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to receive additional shares of Clene Inc. common stock, par value $0.0001 (“Common Stock”) (the “Contingent Earn-outs”) upon us achieving certain milestones (see Note 3). In accordance with ASC 815, the Contingent Earn-outs are not indexed to our own stock and therefore are accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

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

Grant Funding

We may submit applications to receive grant funding from governmental and non-governmental entities. Grant funding received that involves no conditions or continuing performance obligations is recognized upon receipt. Grant funding with conditions or obligations is recognized as the conditions or obligations are fulfilled. We have made an accounting policy election to record such unconditional grants, such as the Australia research and development credit, as other income in the condensed consolidated statements of operations and comprehensive loss. Income from grants with conditions or obligations is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognize the Australia research and development credit in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. During the three months ended March 31, 2022 and 2021, we recognized $0.3 million and $0.3 million, respectively, of Australia research and development credit within other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, we recorded $1.9 million and $1.6 million, respectively, of Australia research and development credit receivable in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Any amount received in advance of fulfilling such conditions or obligations is recorded in accrued liabilities on the condensed consolidated balance sheets if the conditions or obligations are expected to be met within the next twelve months. As of March 31, 2022 and December 31, 2021, we recorded $0.5 million and $0.5 million, respectively, of deferred grant funds received in advance in accrued liabilities.

Grant funding recognized on conditional grants is included as a reduction in research and development expenses in the condensed consolidated statements of operations and comprehensive loss as the conditions are tied to our research and development efforts, and as the arrangement between us and the organizations are not part of our ongoing, major, or central operations. During the three months ended March 31, 2022 and 2021, we recorded a grant of $0 and $0.2 million, respectively, as a reduction of research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

Foreign Currency Translation and Transactions

Our functional currency is the U.S. dollar. Clene Australia determined its functional currency to be the Australian dollar and Clene Netherlands B.V. determined its functional currency to be the Euro. We use the U.S. dollar as our reporting currency for the condensed consolidated financial statements. The results of our non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. Our assets and liabilities are translated using the current exchange rate as of the balance sheet date and stockholders’ equity is translated using historical rates.

Adjustments resulting from the translation of the condensed consolidated financial statements of our foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders’ equity.

We also incur foreign exchange transaction gains and losses for purchases denominated in foreign currencies. Foreign exchange transaction gains and losses are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss as incurred.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The only elements of other comprehensive income (loss) in any periods presented were translation of Australian dollar denominated balances of Clene Australia to U.S. dollars for consolidation and unrealized losses on available-for-sale securities.

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

The fair value is recognized over the period during which a grantee is required to provide services in exchange for the option award and service-based stock awards, known as the requisite service period (usually the vesting period), on a straight-line basis. For stock awards with market conditions, the fair value is recognized over the period based on the expected milestone achievement dates as the derived service period (usually the vesting period), on a straight-line basis. For stock awards with performance conditions, the grant-date fair value of these awards is the market price on the applicable grant date, and compensation expense will be recognized when the conditions become probable of being satisfied. We recognize a cumulative true-up adjustment once the conditions become probable of being satisfied as the related service period had been completed in a prior period.

Stock-based compensation expense is recognized at fair value. We elect to account for forfeitures as they occur, rather than estimating expected forfeitures.

We determine the fair value of each share of Common Stock underlying stock-based awards based on the closing price of our Common Stock as reported by the Nasdaq Capital Market (“Nasdaq”) on the date of grant. The fair value of stock awards with market conditions are determined using a Monte Carlo valuation model.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update relate to the recognition and measurement of earnings per share for certain modifications or exchanges of equity-classified written call options or warrants. The guidance was effective for our fiscal year and interim periods within our fiscal year beginning after December 15, 2021. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. We are currently evaluating the expected impact, if any, of the new guidance as a result of this extended deadline of implementation for smaller reporting companies.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update add disclosure requirements for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including disclosure about the nature of the transactions, accounting policy, affected line items on the balance sheet and income statement, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions including commitments and contingencies. The guidance is effective for all entities for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the expected impact, if any, of the new guidance.

Note 3. Reverse Recapitalization with Tottenham and Clene Nanomedicine

On December 30, 2020 (the “Closing Date”), Chelsea Worldwide Inc., our predecessor, consummated the Reverse Recapitalization by and among Clene Nanomedicine, Tottenham Acquisition I Limited (“Tottenham”), Chelsea Worldwide Inc. (“PubCo”), a Delaware corporation and wholly-owned subsidiary of Tottenham, Creative Worldwide Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of PubCo, and Fortis Advisors LLC, a Delaware limited liability company as the representative of our stockholders. The Reverse Recapitalization was effected in two steps: (i) Tottenham was reincorporated to the state of Delaware by merging with and into PubCo (the “Reincorporation Merger”); and (ii) promptly following the Reincorporation Merger,

Merger Sub was merged with and into Clene Nanomedicine, resulting in Clene Nanomedicine becoming a wholly-owned subsidiary of PubCo (the “Acquisition Merger”). On the Closing Date, PubCo changed its name from Chelsea Worldwide Inc. to Clene Inc. and listed its shares of Common Stock, par value $0.0001 per share on Nasdaq under the symbol “CLNN.”

We received gross proceeds of $9.4 million from the Reverse Recapitalization and incurred offering costs of $5.9 million, which excludes the fair value of Common Stock issued as payment of certain offering costs, resulting in net proceeds of $3.5 million. We paid LifeSci Capital LLC, an advisor to Clene Nanomedicine, 644,164 shares of Common Stock as consideration for its services.

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

Earn-Out Shares

Certain of Clene Nanomedicine’s stockholders are entitled to receive earn-out shares (the “Clene Nanomedicine Contingent Earn-out”) as follows : (i) 3,333,333 shares of Common Stock if (A) the volume-weighted average price (“VWAP”) of the shares of our Common Stock equals or exceeds $15.00 (the “Milestone 1 Price”) in any twenty trading days within a thirty trading day period within three years of the closing of the Reverse Recapitalization or (B) the change of control price equals or exceeds the Milestone 1 Price if a change of control transaction occurs within three years of the closing of the Reverse Recapitalization (the requirements in (A) and (B) collectively, “Milestone 1”); (ii) 2,500,000 shares of Common Stock if (A) the VWAP of our Common Stock equals or exceeds $20.00 (the “Milestone 2 Price”) in any twenty trading days within a thirty trading day period within five years of the closing of the Reverse Recapitalization or (B) the change of control price equals or exceeds the Milestone 2 Price if a change of control transaction occurs within five years of the closing of the Reverse Recapitalization (the requirements in (A) and (B) collectively, “Milestone 2”); and (iii) 2,500,000 shares of Common Stock if Clene Nanomedicine completed a randomized placebo-controlled clinical trial for treatment of COVID-19 which results in a statistically significant finding of clinical efficacy within twelve months of the closing of the Reverse Recapitalization (“Milestone 3”), which was not achieved. If Milestone 1 is not achieved but Milestone 2 is achieved, the Clene Nanomedicine stockholders will receive an issuance equal to the shares issued upon satisfaction of Milestone 1. As of the Closing Date, the Clene Nanomedicine Contingent Earn-out shares increased to 8,346,185 shares of Common Stock due to exercises of stock options during November 2020.

Tottenham’s former officers and directors, sponsor, and public stockholders (the “Initial Stockholders”) may be entitled to receive earn-out shares as follows (the “Initial Stockholders Contingent Earn-out”): (i) 375,000 shares of Common Stock upon satisfaction of the requirements of Milestone 1; and (ii) 375,000 shares of Common Stock upon satisfaction of the requirements of Milestone 2. If Milestone 1 is not achieved but Milestone 2 is achieved, the Initial Stockholders will receive an issuance equal to the shares issued upon satisfaction of Milestone 1.

The Contingent Earn-outs shares have been classified as liabilities in the condensed consolidated balance sheets and are remeasured to fair value at each reporting date. We did not achieve Milestone 3 and the 2,503,851 Milestone 3 Contingent Earn-outs shares were cancelled as of December 31, 2021.

Note 4. Marketable Securities

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) until realized. Available-for-sale securities as of March 31, 2022 were as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$9,947	$—	$(20)	$9,927
Municipal debt securities	1,523	—	(1)	1,522
Corporate debt securities	12,166	—	(29)	12,137
Total	$23,636	$—	$(50)	$23,586

All available-for-sale securities had a contractual maturity within one year. As of March 31, 2022, we did not have any allowance for credit losses or impairments of available-for-sale securities. As of December 31, 2021, there were no outstanding available-for-sale securities.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Australia research and development credit receivable	$1,917	$1,564
CRO prepayments	103	194
Directors and officers insurance	997	41
Other	376	169
Total prepaid expenses and other current assets	3,393	1,968
Metals to be used in research and development	2,502	2,237
Total	$5,895	$4,205

Note 6. Property and Equipment, Net

Property and equipment, net, as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Lab equipment	$3,383	$3,327
Office equipment	147	147
Leasehold improvements	3,949	3,943
Construction in progress	2,955	2,052
	10,434	9,469
Less accumulated depreciation	(4,520)	(4,297)
Total property and equipment, net	$5,914	$5,172

Depreciation expense totaled $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense was reported in research and development expense totaling $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively; and in general and administrative expense totaling $29,000 and $28,000 for the three months ended March 31, 2022 and 2021, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Note 7. Accrued Liabilities

Accrued liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Accrued professional fees	$—	$30
Accrued compensation and benefits	733	2,049
Accrued CRO fees	82	718
Deferred grant funds	520	520
Accrued expense reimbursements	—	33
Other	206	260
Total accrued liabilities	$1,541	$3,610

Note 8. Leases

We lease laboratory and office space and certain laboratory equipment under non-cancellable operating and finance leases. The carrying value of our right-of-use lease assets is substantially concentrated in our real estate leases, while the volume of lease agreements is primarily concentrated in equipment leases.

Operating Leases

In September 2021, we commenced an operating lease for laboratory space and recorded a right-of-use asset of $2.4 million and lease liability of $2.4 million, net of a lease incentive of $1.0 million which represents an allowance from the lessor for facility alterations. As the lease incentive is payable based on events within our control and are deemed reasonably certain to occur, we recorded the lease incentive as a reduction of the right-of-use asset and lease liability at the lease commencement. As of March 31, 2022 and December 31, 2021, we incurred $0.8 million and $0.5 million, respectively, of costs related to the lease incentive which we recorded as construction in progress, with a corresponding increase to the lease liability, and the construction in progress will be capitalized as leasehold improvements when the facility is placed into service. The lease has an initial ten-year term and provides us the right and option to extend or renew for two periods of five years each. In accordance with ASC 842, Leases, the payments to be made in option periods have not been recognized as part of the right-of-use asset or lease liability because we do not assess the exercise of the option to be reasonably certain.

In February 2022, we commenced an operating lease for existing laboratory space and recorded a right-of-use asset of $2.3 million and lease liability of $2.3 million and terminated the previous right-of-use asset of $0.6 million and lease liability of $1.0 million. We recorded a gain on termination of lease of $0.4 million in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022.

Right-of-use assets on the condensed consolidated balance sheets pertain to operating leases. As of March 31, 2022 and December 31, 2021, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 8.0 years and 8.1 years, respectively.

Finance Leases

Assets recorded under finance lease obligations and included with property and equipment as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Lab equipment	$408	$408
Work in process	228	228
Total	636	636
Less accumulated depreciation	(265)	(244)
Net	$371	$392

As of March 31, 2022 and December 31, 2021, our finance lease obligations had a weighted-average interest rate of 8.9% and 8.8%, respectively, and a weighted-average remaining term of 1.7 years and 1.9 years, respectively.

Maturity Analysis of Leases

The maturity analysis of our finance and operating leases as of March 31, 2022 was as follows:

(in thousands)	Finance Leases	Operating Leases
2022 (remainder)	$115	$791
2023	96	1,145
2024	27	1,171
2025	—	1,202
2026	—	1,231
2027	—	1,129
Thereafter	—	2,786
Total undiscounted cash flows	238	9,455
Less amount representing interest/discounting	(27)	(2,981)
Present value of future lease payments	211	6,474
Less future lease incentives	—	(235)
Less lease obligations, current portion	(139)	(473)
Lease obligations, long term portion	$72	$5,766

We expect that, in the normal course of business, the existing leases will be renewed or replaced by similar leases.

Components of Lease Cost

The components of finance and operating lease costs for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Finance lease costs:
Amortization	$20	$37
Interest on lease liabilities	5	8
Operating lease costs	230	70
Short-term lease costs	—	62
Variable lease costs	65	19
Total lease costs	$320	$196

Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating cash flows from operating leases	$(295)	$(151)
Operating cash flows from finance leases	$(5)	$(8)
Financing cash flows from finance leases	$(32)	$(45)

Note 9. Notes Payable

Our long-term debt, net of original issue discount and unamortized debt issuance costs, as of March 31, 2022 and December 31, 2021 was as follows:

		March 31,	December 31,
(in thousands, except interest rate data)	Interest Rate	2022	2021
Notes payable:
Maryland Department of Housing & Community Development	8.00%	$624	$614
Advance Cecil, Inc.	8.00%	124	122
Avenue Venture Opportunities Fund, L.P.	10.10%	20,000	20,000
		20,748	20,736
Less unamortized debt issuance costs and original issue discounts		(1,381)	(1,654)
Less convertible notes payable, net of unamortized debt discount and issuance costs		(4,655)	(4,598)
Total notes payable		$14,712	$14,484

Maryland Loan

In February 2019, we entered into a loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development, a principal department of the State of Maryland. The agreement provides for a term loan of $0.5 million bearing simple interest at an annual rate of 8.0%. We are subject to affirmative and negative covenants until maturity, including providing information about the Company and our operations; limitations on our ability to retire, repurchase, or redeem our common or preferred stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. There are no financial covenants associated with the 2019 MD Loan. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” at issuance based on 119,907 shares of Common Stock. Repayment of the full balance is due on February 22, 2034, with the repayment amount equal to the greater of the balance of principal plus accrued interest or the Phantom Share value. We determined that the 2019 MD Loan should be recorded at the greater of fair value or principal plus accrued interest at the end of each reporting period. In order to fair value the note, we consider the amount of the simple interest expense that would be due and the value of the Phantom Shares., which is based on the closing price of our Common Stock on Nasdaq. As of March 31, 2022 and December 31, 2021, the note was recorded at principal plus accrued interest, which approximated fair value. Interest expense of $10,000 and $0.5 million was recognized during the three months ended March 31, 2022 and 2021, respectively. The fair value of $0.6 million and $0.6 million is included in long-term notes payable as of March 31, 2022 and December 31, 2021, respectively.

Cecil County Loan

In April 2019, we entered into a loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the state of Maryland. The agreement provides for a term loan of $0.1 million bearing simple interest at an annual rate of 8.0%. We are subject to affirmative covenants until maturity, including providing information about the Company and our operations. There are no financial covenants associated with the 2019 Cecil Loan. We are not in violation of any covenants. The 2019 Cecil Loan established “Phantom Shares” at issuance based on 23,981 shares of Common Stock. Repayment of the full balance is due on April 30, 2034, with the repayment amount equal to the greater of the balance of principal plus accrued interest or the Phantom Share value. We determined that the 2019 Cecil Loan should be recorded at the greater of fair value or principal plus accrued interest at the end of each reporting period. In order to fair value the note, we consider the amount of the simple interest expense that would be due and the value of Phantom Shares, which is based on the closing price of our Common Stock on Nasdaq. As of March 31, 2022 and December 31, 2021, the note was recorded at principal plus accrued interest, which approximated fair value. Interest expense of $2,000 and $0.1 million was recognized during the three months ended March 31, 2022 and 2021, respectively. The fair value of $0.1 million and $0.1 million is included in long-term notes payable as of March 31, 2022 and December 31, 2021, respectively.

PPP Loan

In May 2020, we entered into a note payable in the amount of $0.6 million (the “PPP Loan”) under the Paycheck Protection Program of the CARES Act. The Paycheck Protection Program permits forgiveness of amounts loaned for payments of payroll and other qualifying expenses, subject to certain conditions. In January 2021, the full balance of the PPP Loan was forgiven and we recorded a gain on extinguishment of notes payable during the three months ended March 31, 2021.

Avenue Loan

In May 2021, we entered into a loan agreement (the “2021 Avenue Loan”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”). The agreement provides for a 42-month term loan of up to $30.0 million. The first tranche is $20.0 million (“Tranche 1”), of which $15.0 million was funded at close and $5.0 million was funded in September 2021. We incurred issuance costs of $0.6 million of which $46,951 was expensed immediately. The remaining unfunded tranche of $10.0 million (“Tranche 2”) is available until December 31, 2022. Funding of Tranche 2 is subject to (a) our receipt of $5.0 million financing through the state of Maryland; (b) our achievement of a statistically significant result in certain clinical trials (“Performance Milestone 1”); (c) our receipt of net proceeds of at least $30.0 million from the sale and issuance of our equity securities between May 2, 2021 and December 31, 2022; and (d) mutual agreement of us and Avenue. The 2021 Avenue Loan bears interest at a variable rate equal to the sum of (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of March 31, 2022 and December 31, 2021, the interest rate was 10.1% and 9.85%, respectively. Payments are interest-only for the first 12 months and have been extended an additional 12 months (the “First Interest-only Period Extension”) based on our achievement of Performance Milestone 1. Payments may be extended up to 36 months if we (i) achieve the First Interest-only Period Extension and (b) draw from Tranche 2. The loan principal will amortize equally from the end of the interest period to the expiration of the 42-month term on December 1, 2024. On the maturity date, an additional payment equal to 4.25% of the funded loans, currently equal to $0.9 million (the “Final Payment”), is due in addition to the remaining unpaid principal and accrued interest. The Final Payment was recorded as a debt premium and is being amortized over the contractual term using the effective interest method. The Final Payment is related to the loan host and is not bifurcated pursuant to ASC 815. We are subject to affirmative and negative covenants until maturity in the absence of prepayments, including providing information about the Company and our operations; limitation on our ability to retire, repurchase, or redeem our Common Stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. Also pursuant to the 2021 Avenue Loan, we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million, provided that upon our (i) achievement of Performance Milestone 1, and (ii) receiving of net proceeds of at least $30.0 million from the sale and issuance of our equity securities, we shall no longer be subject to financial covenants. We are not in violation of any covenants. Avenue also has the ability to make all obligations under the 2021 Avenue Loan immediately due and payable upon occurrence of certain events of default or material adverse effects, as outlined in the loan agreement. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest.

Pursuant to the agreement, we granted Avenue a warrant to purchase 115,851 shares of Common Stock (the “Avenue Warrant”) at an exercise price of $8.63 per share. Upon the funding of Tranche 2, the Avenue Warrant shall be adjusted to include an additional estimated 145,033 shares of Common Stock, which is equal to 5% of the principal amount of Tranche 2, divided by the five (5)-day VWAP per share as of the end of trading on the last trading day before the issuance of Tranche 2. We accounted for the Tranche 2 contingently-issuable warrant at inception of the 2021 Avenue Loan in accordance with ASC 815 and the fair value and issuable shares are remeasured at each reporting period.

Avenue has the right, in its discretion, but not the obligation, at any time between May 21, 2022 through May 21, 2024, while the loan is outstanding, to convert up to $5.0 million of principal into Common Stock (the “Conversion Feature”) at a price per share equal to 120% of the Avenue Warrant exercise price. Exercise of the Conversion Feature is subject to certain minimum price and volume conditions of our Common Stock on Nasdaq. The Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock potentially issuable upon conversion is 482,703 shares. We classified $5.0 million of the 2021 Avenue Loan as convertible notes payable as of March 31, 2022 and December 31, 2021, with unamortized debt discount and issuance costs of $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2022, we recognized (i) total interest expense of $0.2 million; (ii) coupon interest expense of $0.1 million; and (iii) amortization of debt discount and issuance costs of $0.1 million, and the effective interest rate was 15.71%.

The net proceeds from the issuance of the loan were initially allocated to the warrant at an amount equal to their fair value of $1.5 million and the remainder to the loan. The allocation of incurred financing costs of $0.5 million, which together with the fair value of the Avenue Warrant and the Final Payment, are recorded as a debt discount and debt premium, respectively, and are being amortized over the contractual term using the effective interest method. During the three months ended March 31, 2022, we recorded interest expense of $0.7 million.

Future payments under the 2021 Avenue Loan, net of unamortized debt discounts, if Avenue does not exercise the Conversion Feature are as follows:

(in thousands)	2021 Avenue Loan
2022 (remainder)	$—
2023	6,667
2024	13,333
Thereafter	—
Subtotal of future principal payments	20,000
Less unamortized debt discount associated with issuance date warrant fair value and financing costs	(1,381)
Total	$18,619

Note 10. Common Stock Warrants

As of March 31, 2022 and December 31, 2021, outstanding warrants to purchase shares of Common Stock were as follows:

Date Exercisable	Number of Shares Issuable		Exercise Price	Exercisable for	Classification	Expiration
December 2020	2,407,500	(1)	$11.50	Common Stock	Equity	December 2025
December 2020	24,583	(2)	$11.50	Common Stock	Equity	December 2025
December 2020	1,929,111	(3)	$1.97	Common Stock	Equity	April 2023
May 2021	115,851	(4)	$8.63	Common Stock	Equity	May 2026
Total	4,477,045
(1)
Consists of 2,407,500 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued in connection with Tottenham’s initial public offering. We may redeem the outstanding warrants, in whole and not in part, at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $16.50 per share for any twenty trading days within a thirty-trading day period. As of March 31, 2022 and December 31, 2021, no warrants had been exercised.
(2)
Consists of 24,583 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued to Chardan Capital Markets, LLC (“Chardan”) upon exercise of their unit purchase option, which was issued in connection with Tottenham’s initial public offering. As of March 31, 2022 and December 31, 2021, no warrants had been exercised.
(3)
Consists of 1,929,111 shares of Common Stock underlying warrants to purchase one share of Common Stock, issued by Clene Nanomedicine as Series A preferred stock warrants and senior equity warrants in August 2013. As of March 31, 2022 and December 31, 2021, no warrants had been exercised.
(4)
Consists of 115,851 shares of Common Stock underlying the Avenue Warrant. As of March 31, 2022 and December 31, 2021, the warrant had not been exercised.

Note 11. Commitments and Contingencies

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

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

As of March 31, 2022 and December 31, 2021, we had commitments under various agreements for capital expenditures totaling $0.8 million and $0.6 million, respectively, related to the construction of our manufacturing facilities.

Note 12. Income Taxes

We have not recorded income tax benefits for the net operating losses incurred during the three months ended March 31, 2022 and 2021 or for research and development tax credits or other deferred tax assets due to uncertainty of realizing benefits from these items.

The components of loss before income taxes for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
United States	$(12,957)	$(38,721)
Foreign	(397)	(1,107)
Loss before provision for income taxes	$(13,354)	$(39,828)

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2015 to present are subject to examination by the U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. There are currently no pending examinations. We compute our quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on the our net operating losses and other deferred tax assets.

Note 13. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating U.S. employees may defer a portion of their pretax earnings, up to the U.S. Internal Revenue Service annual contribution limit. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. We contributed $0.1 million and $0.1 million to the 401(k) plan during the three months ended March 31, 2022 and 2021, respectively.

2020 Stock Plan

The 2020 Stock Plan reserves 12,000,000 shares of Common Stock for issuance thereunder, all of which may be issued pursuant to incentive stock options or any other type of award under the 2020 Stock Plan. Selected employees, officers, directors, and consultants of the Company are eligible to participate in the 2020 Stock Plan. The purpose of the 2020 Stock Plan is to enable us to offer competitive equity compensation packages in order to attract and retain talent and align the interests of management with those of stockholders. The 2020 Stock Plan is administered by the Board of Directors of the Company (the “Board”). The exercise prices, vesting periods, and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Stock on the date of grant. Stock options expire ten years after the grant date unless the Board sets a shorter term. Stock options granted to employees, officers, directors, and consultants generally vest over a four-year period. If an option or award granted under the 2020 Stock Plan expires, or is terminated, forfeited, repurchased, or cancelled, the unissued shares subject to that option or award shall again be available under the 2020 Stock Plan. As of March 31, 2022, the Board granted 7,423,029 stock options and rights to restricted stock awards under the 2020 Stock Plan, and 4,576,971 shares remained available for future grant.

2014 Stock Plan

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

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
General and administrative	$1,458	$1,870
Research and development	744	1,395
Total stock-based compensation	$2,202	$3,265

Stock Options

Outstanding stock options and related activity for the three months ended March 31, 2022 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding - December 31, 2021	10,395,027	3.35	6.32	21,082
Granted	2,492,515	3.03	9.88	—
Exercised	(934,448)	0.29	—	3,414
Forfeited	(8,305)	5.89	—	—
Outstanding - March 31, 2022	11,944,789	$3.52	7.12	$18,931
Vested and exercisable - March 31, 2022	5,577,405	$1.38	4.56	$16,146
Vested, exercisable and expected to vest - March 31, 2022	11,944,789	$3.52	7.12	$18,931

Stock-based compensation expense associated with stock options totaled $2.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had approximately $21.7 million and $18.3 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.06 years and 3.05 years, respectively.

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

The assumptions used to calculate the fair value of stock options granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Expected stock price volatility	89.57% – 93.07%	84.80%
Risk-free interest rate	1.65% – 2.02%	0.59%
Expected dividend yield	0.00%	0.00%
Expected term of options	5.00 – 6.98 years	6.00 years

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $2.25 and $6.55, respectively.

Restricted Stock Awards

In connection with the Reverse Recapitalization, the following outstanding and unvested rights to restricted stock awards were granted to various employees and non-employee directors:

•
370,101 shares which vest on various dates between June 30, 2021 and July 15, 2022, subject to the holder’s continuous employment through such vesting date. The award represents 5% of the converted stock options under the 2014 Stock Plan as a result of the Reverse Recapitalization and complements the 5% closing payment shares held in escrow for Clene Nanomedicine common stockholders. The grant-date fair value of these awards was $4.0 million based on the closing price of our Common Stock on Nasdaq of $10.82 per share on December 30, 2020. As of March 31, 2022, there were 145,439 outstanding and unvested shares.
•
454,781 shares which are eligible to vest based on certain market conditions, subject to the holder’s continuous employment through such vesting date. The award complements the Milestone 1 earn-out share entitlement of Clene Nanomedicine stockholders and vests based on the same market condition (see Note 3). The grant-date fair value of these awards, using a Monte Carlo valuation model, was $4.3 million. Based on the outcome of the market condition as of the March 31, 2022 and December 31, 2021 measurement dates, no shares were vested.
•
341,090 shares which are eligible to vest based on certain market conditions, subject to the holder’s continuous employment through such vesting date. The award complements the Milestone 2 earn-out share entitlement of Clene Nanomedicine stockholders and vests based on the same market condition (see Note 3). The grant-date fair value of these awards, using a Monte Carlo valuation model, was $3.5 million. Based on the outcome of the market condition as of the March 31, 2022 and December 31, 2021 measurement dates, no shares were vested.

Outstanding rights to restricted stock awards and related activity for the three months ended March 31, 2022 was as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	916,603	$10.00
Forfeited	(1,727)	9.84
Unvested balance as of March 31, 2022	914,876	$10.00

Stock-based compensation expense associated with the rights to restricted stock awards totaled $0 and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was no unrecognized compensation cost related to unvested rights to restricted stock awards.

There were no stock awards granted during the three months ended March 31, 2022 and 2021.

Note 14. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Marketable securities, the Avenue Warrant, and the Contingent Earn-outs are carried at fair value. The 2019 MD Loan and the 2019 Cecil Loan are carried at the greater of fair value or principal plus accrued interest. The 2021 Avenue Loan and related convertible notes payable and Conversion Feature are carried at amortized cost, which approximate fair value due to our credit risk and market interest rates.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of March 31, 2022 is as follows:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,879	$—	$—	$1,879
Commercial paper	—	4,498	—	4,498
Corporate debt securities	—	1,010	—	1,010
Marketable securities
Commercial paper	—	9,927	—	9,927
Municipal debt securities	—	1,522	—	1,522
Corporate debt securities	—	12,137	—	12,137
Notes payable	748	—	—	748
Common stock warrant liability	—	—	187	187
Clene Nanomedicine contingent earn-out	—	—	18,157	18,157
Initial Stockholders contingent earn-out	—	—	2,329	2,329

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2021 is as follows:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Notes payable	$736	$—	$—	$736
Common stock warrant liability	—	—	474	474
Clene Nanomedicine contingent earn-out	—	—	18,100	18,100
Initial Stockholders contingent earn-out	—	—	2,317	2,317

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments for the three months ended March 31, 2022 were as follows:

(in thousands)	Common Stock Warrant Liability	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance - December 31, 2021	$474	$18,100	$2,317
Change in fair value	18	57	12
Reclassification from liability to equity	(305)	—	—
Balance - March 31, 2022	$187	$18,157	$2,329

Changes in the fair value of our Level 3 financial instruments for the three months ended March 31, 2021 were as follows:

(in thousands)	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance - December 31, 2020	$52,054	$5,906
Change in fair value	25,609	2,961
Balance - March 31, 2021	$77,663	$8,867

Valuation of Notes Payable and Convertible Notes Payable

The carrying value of notes payable and convertible notes payable includes certain notes carried at amortized cost, and certain notes remeasured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. In order to value the notes, we considered the amount of simple interest expense that would be due and the value of our Common Stock.

As of March 31, 2022 and December 31, 2021, the fair value of the 2019 MD Loan and the 2019 Cecil Loan was determined based on the closing price of our Common Stock on Nasdaq of $3.94 and $4.10, respectively.

As of March 31, 2022, the amortized cost of the 2021 Avenue Loan was $18.6 million, which included notes payable carried at $13.9 million; and convertible notes payable and embedded Conversion Feature, carried at $4.7 million. As of December 31, 2021, the amortized cost of the 2021 Avenue Loan was $18.3 million, which included notes payable carried at $13.7 million; and convertible notes payable and embedded Conversion Feature, carried at $4.6 million. The valuation of the Conversion Feature is discussed below.

Valuation of Conversion Feature

The Conversion Feature of the convertible notes payable from the 2021 Avenue Loan is carried at amortized cost and did not meet the requirements for separate accounting as a derivative instrument. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Conversion Feature was $0.7 million and $0.8 million, respectively, and was determined using a Black-Scholes option-pricing model. The unobservable inputs to the Black-Scholes option-pricing model were as follows:

	March 31,	December 31,
	2022	2021
Expected stock price volatility	105.00%	105.00%
Risk-free interest rate	2.30%	0.70%
Expected dividend yield	0.00%	0.00%
Expected term	2.14 years	2.39 years

Valuation of the Common Stock Warrant Liability

The common stock warrant liability associated to the Avenue Warrant, including the Tranche 1 warrant to purchase 115,851 shares of Common Stock and the potentially issuable Tranche 2 warrant to purchase an estimated 145,033 shares of Common Stock, were recorded at fair value at issuance. As of March 31, 2022 and December 31, 2021, the fair value of the Avenue Warrant was $0.2 million and $0.5 million, respectively. We recognized a change in fair value of the common stock warrant liability of $18,000 during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Avenue Warrant was not outstanding.

As of March 31, 2022, the exercise price and number of shares issuable pursuant to the Tranche 1 portion of the Avenue Warrant was fixed at $8.63 and 115,851, respectively, as we did not complete a bona fide round of equity financing on, or prior to, March 31, 2022. As a result, the Tranche 1 portion of the Avenue Warrant qualified for equity classification. We remeasured the liability to fair value as of March 31, 2022 and recognized the change in fair value in the condensed consolidated statements of operations and comprehensive loss, and then reclassified the common stock warrant liability associated with Tranche 1 to additional paid-in-capital. No change in fair value of the common stock warrant liability associated with Tranche 1 will be recorded going forward and the fair value and number of issuable shares associated with Tranche 2 will be remeasured at each reporting period.

The estimated fair value was determined using a Black-Scholes option-pricing model. The carrying amount of the liability may fluctuate significantly and actual amounts may be materially different from the liabilities’ estimated value. The unobservable inputs to the Black-Scholes option-pricing model were as follows:

	March 31,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	2.40%	1.20%
Expected dividend yield	0.00%	0.00%
Expected term	3.80 – 4.14 years	3.89 – 4.39 years
Probability of drawing Tranche 2	50.00%	50.00%

Valuation of the Contingent Earn-Outs

The Clene Nanomedicine and Initial Stockholders Contingent Earn-outs were recorded at fair value at the closing of the Reverse Recapitalization and are remeasured at each reporting period. As of March 31, 2022 and December 31, 2021, Clene Nanomedicine’s common stockholders were entitled to receive up to 5,842,334 shares of Common Stock and the Initial Stockholders were entitled to receive up to 750,000 shares of Common Stock. As of December 31, 2021, we did not achieve Milestone 3 and the 2,503,851 Milestone 3 Contingent Earn-out shares were cancelled (see Note 3).

As of March 31, 2022 and December 31, 2021, the fair value of the Clene Nanomedicine Contingent Earn-out was $18.2 million and $18.1 million, respectively. We recognized losses due to changes in fair value of the Clene Nanomedicine Contingent Earn-out of $0.1 million and $25.6 million during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the fair value of the Initial Stockholders Contingent Earn-out was $2.3 million and $2.3 million, respectively. We recognized losses due to changes in fair value of the Initial Stockholders Contingent Earn-out of $12,000 and $3.0 million during the three months ended March 31, 2022 and 2021, respectively.

The estimated fair value of the Contingent Earn-outs is determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the liabilities’ estimated value. The unobservable inputs to the Monte Carlo valuation model were as follows:

	March 31,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	2.40%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term	3.75 years	4.00 years

Note 15. Common Stock

As of March 31, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 150,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

Our common stockholders are entitled to one vote per share and to notice of any stockholders’ meeting. Voting, dividend, and liquidation rights of the holders of Common Stock are subject to the prior rights of holders of all classes of stock and are qualified by the rights, powers, preferences, and privileges of the holders of preferred stock. No distributions shall be made with respect to Common Stock until all declared dividends to preferred stock have been paid or set aside for payment. Common Stock is not redeemable at the option of the holder.

Prior to the completion of the Reverse Recapitalization, we entered into subscription agreements with various investors (the “2020 PIPE”) for the sale and issuance of 2,239,500 shares of Common Stock at a price of $10.00 per share, generating net proceeds of $22.2 million. In addition, investors in the 2020 PIPE also received warrants (the “PIPE Warrants”) to purchase a number of shares equal to one-half (1/2) of the number of 2020 PIPE shares, totaling 1,119,750 shares of Common Stock, at $0.01 per share and subject to a 180-day holding period. Between July 1, 2021 and December 20, 2021, the PIPE Warrants were exercised in full for 1,119,750 shares of Common Stock. We received cash proceeds of $11,198.

In May 2021, we entered into subscription agreements with various investors (the “2021 PIPE”) for the sale and issuance of 960,540 shares of Common Stock at a price of $9.63 per share, generating net proceeds of $9.3 million.

As of March 31, 2022 and December 31, 2021, our Common Stock issued and outstanding was 63,246,545 and 62,312,097 shares, respectively. As of March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Note 16. Net Loss Per Share Attributable to Common Shareholders

The computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(13,354)	$(39,756)
Denominator:
Weighted average shares outstanding	62,852,863	60,670,932
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.66)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 because including them would have been antidilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period, or they were out-of-the money:

	Three Months Ended March 31,
	2022	2021
Convertible notes payable (See Note 9)	482,703	—
Common stock warrants (see Note 10)	4,477,045	4,446,613
Options to purchase common stock (see Note 13)	11,944,789	7,105,801
Unvested restricted stock awards (see Note 13)	914,876	—
Unit purchase option to purchase common stock	—	242,000
Contingent earn-out shares (see Note 3)	6,592,334	9,096,185
Total	24,411,747	20,890,599

Note 17. Related Party Transactions

License and Supply Agreements

In August 2018, we entered into a supply agreement with 4Life in conjunction with 4Life’s investment in our Series C preferred stock and warrants. Pursuant to the supply agreement, we granted 4Life an exclusive license to develop dietary supplements using certain of our intellectual property. The term of the exclusive license is five years from the commencement of product sales under the supply agreement, with a deemed commencement date of January 1, 2023 if sales have not commenced by that date, with options to renew for additional five-year terms. We provide non-pharmaceutical product to 4Life for development, and 4Life pays royalties of 3% of incremental sales. 4Life is subject to an annual minimum sales requirement. If the minimum sales are unmet, 4Life may pay us an additional fee to maintain exclusivity or have the license converted to non-exclusive.

During the three months ended March 31, 2022 and 2021, we sold product under the supply agreement totaling $0 and $0.2 million, respectively. During the three months ended March 31, 2022 and 2021, we received royalty revenue of $23,000 and $14,000, respectively.

Note 18. Geographic and Segment Information

Geographic Information

Long-lived assets, which were composed of property and equipment, net by location, as of March 31, 2022 and December 31, 2021, were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
United States	$5,883	$5,142
Australia	31	30
Total property and equipment, net	$5,914	$5,172

Segment Information

Our operating segment profit measure is segment loss from operations, which is calculated as revenue less cost of revenue, research and development, and general and administrative expenses. Profit and loss information by reportable segment for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Drugs:
Revenue from external customers	$—	$—
Depreciation expense	(184)	(233)
Stock compensation expense	2,202	3,265
Loss from operations	(13,343)	(11,665)
Supplements:
Revenue from external customers	$30	$213
Depreciation expense	(11)	(11)
Stock compensation expense	—	—
Income (loss) from operations	7	(30)
Consolidated:
Revenue from external customers	$30	$213
Depreciation expense	(195)	(244)
Stock compensation expense	2,202	3,265
Loss from operations	(13,336)	(11,695)

A reconciliation of the total of the reportable segments’ loss from operations to consolidated net loss before income taxes for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Segment loss from operations	$(13,336)	$(11,695)
Total other income (expense), net	(18)	(28,133)
Net loss before income taxes	$(13,354)	$(39,828)

Segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets by reportable segment as of March 31, 2022 and December 31, 2021, were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Total assets:
Drugs	$16,243	$12,052
Supplements	234	337
Corporate	36,884	50,674
Consolidated	$53,361	$63,063

Additions to long-lived assets for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Drugs	$(936)	$(203)
Supplements	—	—
Corporate	—	—
Consolidated	$(936)	$(203)

Note 19. Subsequent Events

At-the-Market Offering

On April 14, 2022, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC and Oppenheimer & Co. Inc., as placement agents (the “Placement Agents”). In accordance with the terms of the Distribution Agreement, we may offer and sell shares of Common Stock having an aggregate offering price of up to $50.0 million from time to time through the Placement Agents. The issuance and sale of Common Stock, if any, by us under the Distribution Agreement will be made pursuant to our registration statement on Form S-3 (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on April 26, 2022 (file number 333-264299), and our prospectus supplement relating to the offering.

Subject to terms of the Distribution Agreement, the Placement Agents are not required to sell any specific number or dollar amount of Common Stock but will act as our placement agents, using commercially reasonable efforts to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with the Placement Agents’ normal trading and sales practices, on terms mutually agreed between the Placement Agents and us. The Placement Agents will be entitled to compensation under the terms of the Distribution Agreement at a fixed commission rate of 3.0% of the gross proceeds from each issuance and sale of Common Stock, if any.

During the three months ended March 31, 2022, no shares of Common Stock were sold under the Distribution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our or management team’s expectations, hopes, beliefs, intentions, or strategies regarding our future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” the “Company” or “our” are intended to mean the business and operations of Clene Inc. and its consolidated subsidiaries.

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

We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), a stockholder and related party. We anticipate these revenues to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials. Our total loss from operations was $13.3 million and $11.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $176.7 million and $163.3 million, respectively.

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

Recent Developments of Our Clinical Programs

CNM-Au8®: We have one Phase 2/3 registration clinical trial, the Healey ALS Platform Trial, which is currently ongoing to establish the safety and efficacy of CNM-Au8 in patients with ALS. Based on discussions with the sponsor and review of data from the

RESCUE-ALS clinical trial, the secondary and exploratory endpoints for CNM-Au8 (Regimen C) were recently revised in the statistical analysis plan, which has been submitted to the U.S. Food and Drug Administration (“FDA”). Secondary endpoints now include a combined joint-rank score based on survival and change in ALSFRS-R score (combined assessment of function and survival, or CAFS), change in slow vital capacity, and overall survival. Exploratory endpoints include change in hand-held dynamometry measurements, voice pathology measurements, time to clinical events, and biofluid-based pharmacodynamic and metabolic assays. The primary endpoint, change of the slope of the ALSFRS-R score from baseline to week 24, incorporating survival into the statistical model, is unchanged. Topline results are anticipated in the third quarter of 2022, with full unblinded results anticipated in the second half of 2022.

We completed the first dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial, and have initiated a second dosing cohort in non-active progressive MS patients which is expected to be complete by the end of 2022. In addition, we have a Phase 2 clinical trial, VISIONARY-MS, for the treatment of visual pathway deficits in chronic optic neuropathy to assess the efficacy, safety, tolerability, and pharmacokinetics of CNM-Au8 for remyelination in stable relapsing MS, which is ongoing. The blinded portion of the VISIONARY-MS trial concluded early due to COVID-19 pandemic-related challenges, and topline results from the study are anticipated in the third quarter of 2022. Finally, we anticipate launching RESCUE-PD, a Phase 2 clinical trial for the treatment of patients with PD, in the second half of 2022.

CNM-ZnAg: We have one Phase 2 clinical trial that recently concluded the blinded treatment period. The objective of this study is to investigate the efficacy and safety of CNM-ZnAg for the treatment of COVID-19. As pre-specified in the protocol, due to insufficient hospitalization events in the randomized study population, the primary and secondary endpoints were interchanged. The primary endpoint is now time to substantial alleviation of COVID-19 symptoms up to 28-days, over a continuous period greater than or equal to 48 hours. The key secondary endpoints include (i) time to complete alleviation of COVID-19 symptoms up to 28-days, over a continuous period greater than or equal to 48 hours; and (ii) the proportion of participants who are hospitalized, require hospitalization, or are deceased from baseline to day 28 (the original primary endpoint). Topline results are anticipated in the third quarter of 2022.

The chart below reflects the respective stages of our main drug candidates.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS, and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. On March 30, 2022, Amylyx Pharmaceuticals, Inc. (“Amylyx”) announced the outcome of the FDA Peripheral and Central Nervous System Drugs Advisory Committee (“PCNSDAC”) meeting to review Amylyx’s New Drug Application (“NDA”) for AMX0035 for the treatment of ALS. The PCNSDAC voted 4 (yes) and 6 (no) as to whether the data from a single randomized, controlled trial and the open-label extension study established a conclusion that AMX0035 was effective in the treatment of patients with ALS.

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

Reverse Recapitalization with Tottenham and Clene Nanomedicine

On December 30, 2020 (the “Closing Date”), Chelsea Worldwide Inc., our predecessor, consummated a business combination (the “Reverse Recapitalization”) by and among Clene Nanomedicine, Inc. (“Clene Nanomedicine”), Tottenham Acquisition I Limited (“Tottenham”), Chelsea Worldwide Inc. (“PubCo”), a Delaware corporation and wholly-owned subsidiary of Tottenham, Creative Worldwide Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of PubCo, and Fortis Advisors LLC, a Delaware limited liability company as the representative of our stockholders. Prior to the Reverse Recapitalization, Tottenham was incorporated in the British Virgin Islands as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities. Prior to the Reverse Recapitalization, there was not a public market for the shares of Clene Nanomedicine common stock.

The Reverse Recapitalization was effected in two steps: (i) Tottenham was reincorporated to the state of Delaware by merging with and into PubCo; and (ii) Merger Sub was merged with and into Clene Nanomedicine, resulting in Clene Nanomedicine becoming a wholly-owned subsidiary of PubCo. On the Closing Date, PubCo changed its name from Chelsea Worldwide Inc. to Clene Inc. and listed its shares of common stock, par value $0.0001 per share (“Common Stock”) on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CLNN.”

Earn-Out Shares

In connection with the Reverse Recapitalization, certain of Clene Nanomedicine’s common stockholders are entitled to receive earn-out payments (the “Clene Nanomedicine Contingent Earn-out”), and Tottenham’s former officers and directors and Norwich Investment Limited (collectively, the “Initial Stockholders”) are entitled to receive earn-out payments (the “Initial Stockholders Contingent Earn-out,” and both collectively the “Contingent Earn-outs”) based on achieving certain milestones. The Contingent Earn-outs have been classified as liabilities in the consolidated balance sheets and were initially measured at fair value on the date of the Reverse Recapitalization and are subsequently remeasured to fair value at each reporting date. The change in fair value of the Contingent Earn-outs has been recorded in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.

Financial Overview

Our financial condition, results of operations, and the period-to-period comparability of our financial results are principally affected by the following factors:

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

General and Administrative Expense

General and administrative expenses consist primarily of payroll and personnel expenses, including salaries and related benefits and stock-based compensation expense; professional fees for legal, accounting, tax, and information technology services; fees for directors’ and officers’ insurance; expenses for business development activities; utilities and facility expenses; travel expenses; rental fees; consulting fees; and other administrative expenses.

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

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) changes in the fair value of our (a) common stock warrant liability and (b) Contingent Earn-outs, (ii) interest income and interest expense, (iii) interest income and expense resulting from changes in fair value of our notes payable, (iv) gains and losses on extinguishment of notes payable, (v) gains and losses on termination of leases, and (vi) the Australia research and development credit.

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

Components of Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Our results of operations for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Dollars	%
Product revenue	$7	$199	$(192)	(96)%
Royalty revenue	23	14	9	64%
Total revenue	30	213	(183)	(86)%
Operating expenses:
Cost of revenue	—	243	(243)	(100)%
Research and development	8,580	6,275	2,305	37%
General and administrative	4,786	5,390	(604)	(11)%
Total operating expenses	13,366	11,908	1,458	12%
Loss from operations	(13,336)	(11,695)	(1,641)	14%
Total other income (expense), net	(18)	(28,133)	28,115	(100)%
Net loss before income taxes	(13,354)	(39,828)	26,474	(66)%
Income tax benefit	—	72	(72)	(100)%
Net loss	$(13,354)	$(39,756)	$26,402	(66)%

Revenue

We generated product revenue totaling $7,000 and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, in our Supplements segment related to (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor.” We generated royalty revenue totaling $23,000 and $14,000 for the three months ended March 31, 2022 and 2021, respectively, under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. For more details on the supply and license agreements, see Note 17 to our condensed consolidated financial statements.

Cost of Revenue

Cost of revenue totaled $0 and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, relating to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx™ dietary supplements.

Research and Development Expense

Research and development expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Dollars	%
CNM-Au8	$2,805	$2,372	$433	18%
CNM-ZnAg	1,409	133	1,276	959%
Unallocated	1,004	403	601	149%
Personnel	2,618	1,972	646	33%
Stock-based compensation	744	1,395	(651)	(47)%
Total research and development	$8,580	$6,275	$2,305	37%

The increase in research and development expenses was primarily due to the following:

(i)
an increase in expenses related to our lead drug candidate, CNM-Au8, primarily due to the progression of the clinical development process, including the timing of calendar payments for our participation in the Healey ALS Platform Trial which was partially offset by a decrease in expenses in the REPAIR-PD and RESCUE-ALS clinical trials due to completion of the trials, and a decrease in expenses in the REPAIR-MS and VISIONARY-MS clinical trials as they near completion;
(ii)
an increase in expenses related to CNM-ZnAg, primarily due to the progression of the clinical development process, including full enrollment in the clinical trial for treatment of COVID-19;

(iii)
an increase in unallocated expenses, primarily due to increased rent expense related to our newly-leased facility in Elkton, Maryland; our expanded facility in North East, Maryland; and increased manufacturing and materials expenses; partially offset by decreased depreciation expense;
(iv)
an increase in personnel expenses, primarily due to our increased headcount; and
(v)
a decrease in stock-based compensation expense, primarily due to a decrease in the closing price of our Common Stock on Nasdaq, which resulted in decreased grant-date fair value of new equity awards.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Dollars	%
Directors' and officersʼ insurance	$849	$974	$(125)	(13)%
Legal	178	194	(16)	(8)%
Finance and accounting	411	1,226	(815)	(66)%
Public and investor relations	330	83	247	298%
Personnel	1,181	806	375	47%
Stock-based compensation	1,458	1,870	(412)	(22)%
Other	379	237	142	60%
Total general and administrative	$4,786	$5,390	$(604)	(11)%

The decrease in general and administrative expense was primarily due to the following:

(i)
a decrease in directors’ and officers’ insurance fees;
(ii)
a decrease in finance and accounting fees after completing the Reverse Recapitalization and filing a registration statement on Form S-1, including decreased fees from consultants and other financial vendors, and decreased fees for various institutions, investment bankers, and advisors; partially offset by an increase in audit and tax fees;
(iii)
an increase in fees related to our public and investor relations efforts;
(iv)
an increase in personnel expenses, primarily due to our increased headcount; and
(v)
a decrease in stock-based compensation expense, primarily due to a decrease in the closing price of our Common Stock on Nasdaq, which resulted in decreased grant-date fair value of new equity awards..

Total Other Income (Expense), Net

Total other income (expense), net, for the three months ended March 31, 2022 and 2021 primarily included the following:

(i)
interest expense of $0.8 million and $0.6 million, respectively, due to an increase in interest expense on notes payable of $0.7 million, partially offset by a decrease in the fair value of certain notes payable from a decrease in the closing price of our Common Stock on Nasdaq;
(ii)
gain on extinguishment of debt of $0 and $0.6 million, respectively, due to forgiveness of a Paycheck Protection Program loan (the “PPP Loan”) by the United States (“U.S.”) Small Business Administration during the three months ended March 31, 2021;
(iii)
gain on termination of lease of $0.4 million and $0, respectively, due to the termination of an operating lease for office space for the three months ended March 31, 2022;
(iv)
expense of $0.1 million and $25.6 million, respectively, due to the increase in fair value of the Clene Nanomedicine Contingent Earn-out liability; and expense of $12,000 and $3.0 million, respectively, due to the increase in fair value of the Initial Stockholders Contingent Earn-out liability. The increases in fair value were the result of changes in the price of our Common Stock on Nasdaq and changes in the valuation model inputs (see “Critical Accounting Policies and Estimates”); and
(v)
recognized income of $0.3 million and $0.3 million, respectively, relating to the Australia research and development credit. We recognized Australia research and development credit in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21% for the three months ended March 31, 2022 and 2021. We are also subject to state income tax in Utah and Maryland, at a rate of 4.95% and 8.25%, respectively, for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia on March 5, 2018 and is subject to corporate income tax at a rate of 25% for the three months ended March 31, 2022 and 2021, respectively. Clene Australia income tax benefit totaled $0 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. We recorded $0.3 million and $0.3 million as other income during the three months ended March 31, 2022 and 2021, respectively, for research and development credits pertaining to Clene Australia for the 2022 and 2021 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V., was established in the Netherlands on April 21, 2021 and will be subject to corporate income tax at a rate of 15% up to €245,000 of taxable income and 25.8% for taxable income in excess of €245,000. During the three months ended March 31, 2022 and 2021, Clene Netherlands B.V. had no taxable income and no provision for income taxes.

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

Since our inception, we have dedicated substantially all of our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

•
gross proceeds of $87.0 million from sales of our preferred stock and other equity financing;
•
gross proceeds of $32.3 million from borrowings under convertible promissory notes;
•
gross proceeds of $0.6 million through government lending;
•
gross proceeds of $2.3 million from grants from various organizations;
•
gross cash proceeds of $31.8 million from the Reverse Recapitalization and the December 2020 private placement of Common Stock;
•
gross cash proceeds of $0.6 million from a Program Paycheck Protection loan obtained through the U.S. Small Business Administration, which was forgiven in January 2021;
•
gross cash proceeds of approximately $9.3 million from the May 2021 private placement of Common Stock; and
•
gross cash proceeds of $20.0 million borrowings under notes payable.

We also receive indirect financial support for the Healey ALS Platform Trial, administered by Massachusetts General Hospital, which is conducting a platform trial of CNM-Au8 alongside other drugs at significantly lower costs than we would otherwise incur if we were to conduct a comparably designed clinical trial at reasonable market rates.

Liquidity

We incurred a loss from operations of $13.3 million and $11.7 million for the three months ended March 31, 2022 and 2021, respectively. Our accumulated deficit was $176.7 million and $163.3 million as of March 31, 2022 and December 31, 2021, respectively. Our cash, cash equivalents, restricted cash, and marketable securities totaled $36.6 million and $50.3 million as of March 31, 2022 and December 31, 2021, respectively, and we used net cash in operating activities of $13.1 million and $9.2 million during the three months ended March 31, 2022 and 2021, respectively.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates.

Firm commitments for funds include approximately $0.1 million and $1.1 million of payments under finance and operating lease obligations, respectively; payment of interest on notes payable totaling $2.0 million; and commitments under various agreements for capital expenditures totaling $1.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds, should we need them, include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; capital expenditures related to construction and expansion of our manufacturing facilities; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $0.1 million and $8.4 million of payments under finance and operating lease obligations, respectively; and interest and principal repayment of notes payable of $23.6 million.

Use of Funds

Our cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(13,084)	$(9,161)
Net cash used in investing activities	(24,522)	(203)
Net cash provided by (used in) financing activities	235	(1,896)
Effect of foreign exchange rate changes on cash	13	26
Net decrease in cash	$(37,358)	$(11,234)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities represents cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and the net change in our operating assets and liabilities. Net cash used in operating activities was $13.1 million during the three months ended March 31, 2022, which resulted from a net loss of $13.4 million adjusted for non-cash items totaling $2.4 million and a net change in operating assets and liabilities of $2.1 million. Significant non-cash items included (i) stock-based compensation expense of $2.2 million; (ii) gain on termination of lease of $0.4 million; (iii) accretion of debt discount of $0.2 million; (iv) depreciation expense of $0.2 million relating to laboratory and office equipment and leasehold improvements; and (v) the change in the fair value of our (a) common stock warrant liability related to the Avenue Warrant of $18,000, and (b) Clene Nanomedicine and Initial Stockholders Contingent Earn-outs from the Reverse Recapitalization of $0.1 million and $12,000, respectively. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. The net change in our operating assets and liabilities was primarily attributable to the following: (A) an increase in accounts payable of $1.4 million due to the timing of vendor invoicing and payments, (B) a decrease in accrued liabilities of $2.1 million due to decreased accrued compensation and benefits, (C) an increase in prepaid expenses and other current assets of $1.7 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, an increase in Australia research and development credit receivable, and an increase in prepaid insurance for directors and officers, (D) an increase in operating lease obligations of $0.2 million due to our newly-leased facility in Elkton, Maryland, and our expanded facility in North East, Maryland, and (E) a decrease in accounts receivable of $49,000.

Net cash used in operating activities was $9.2 million during the three months ended March 31, 2021, which resulted from a net loss of $39.8 million, adjusted for non-cash items totaling $32.0 million and a net change in operating assets and liabilities of $1.4 million. Non-cash items primarily consisted of the following: (i) depreciation expense of $0.2 million, (ii) stock-based compensation expense of $3.3 million, (iii) change in fair value of Clene Nanomedicine Contingent Earn-out of $25.6 million, (iv) change in fair value of Initial Stockholders Contingent Earn-out of $3.0 million, (iv) gain on extinguishment of debt of $0.6 million and increase in interest accrued on notes payable and accretion of debt discount of $0.5 million. The net change in our operating assets and liabilities was primarily attributable to the following: (a) increase in inventory of $0.2 million, (b) an increase in accounts receivable of $0.1 million, (c) an increase in prepaid expenses and other current assets of $1.3 million due to the increase in Australia research and development credit receivable and prepayments to CROs and other vendors, (c) an increase in accounts payable of $0.2 million, (d) a decrease in operating lease obligations of $0.1 million, and (e) an increase in accrued liabilities of $0.1 million due to the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities was $24.5 million during the three months ended March 31, 2022, which consisted of (i) purchases of marketable securities of $23.6 million and (ii) purchases of property and equipment of $0.9 million. Net cash used in investing activities was $0.2 million during the three months ended March 31, 2021, which consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2022, which primarily consisted of (i) proceeds from exercise of stock options of $0.3 million, offset by (ii) payments of finance lease obligations of $32,000. Net cash used in financing activities was $1.9 million during the three months ended March 31, 2021, which primarily consisted of (i) payments of related deferred offering costs of $1.9 million and (ii) payments of finance lease obligations of $45,000, offset by (iii) proceeds from exercise of stock options of $0.1 million.

Maryland Loan

In February 2019, we entered into a loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development, a principal department of the State of Maryland. The agreement provides for a term loan of $0.5 million bearing simple interest at an annual rate of 8.0%. We are subject to affirmative and negative covenants until maturity, including providing information about the Company and our operations; limitations on our ability to retire, repurchase, or redeem our common or preferred stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. There are no financial covenants associated with the 2019 MD Loan. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” at issuance based on 119,907 shares of Common Stock. Repayment of the full balance is due on February 22, 2034, with the repayment amount equal to the greater of the balance of principal plus accrued interest or the Phantom Share value. We determined that the 2019 MD Loan should be recorded at the greater of fair value or principal plus accrued interest at the end of each reporting period. In order to fair value the note, we consider the amount of the simple interest expense that would be due and the value of the Phantom Shares., which is based on the closing price of our Common Stock on Nasdaq.

Cecil County Loan

In April 2019, we entered into a loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the state of Maryland. The agreement provides for a term loan of $0.1 million bearing simple interest at an annual rate of 8.0%. We are subject to affirmative covenants until maturity, including providing information about the Company and our operations. There are no financial covenants associated with the 2019 Cecil Loan. We are not in violation of any covenants. The 2019 Cecil Loan established “Phantom Shares” at issuance based on 23,981 shares of Common Stock. Repayment of the full balance is due on April 30, 2034, with the repayment amount equal to the greater of the balance of principal plus accrued interest or the Phantom Share value. We determined that the 2019 Cecil Loan should be recorded at the greater of fair value or principal plus accrued interest at the end of each reporting period. In order to fair value the note, we consider the amount of the simple interest expense that would be due and the value of Phantom Shares, which is based on the closing price of our Common Stock on Nasdaq.

Avenue Loan

In May 2021, we entered into a loan agreement (the “2021 Avenue Loan”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”). The agreement provides for a 42-month term loan of up to $30.0 million. The first tranche is $20.0 million (“Tranche 1”), of which $15.0 million was funded at close and $5.0 million was funded in September 2021. We incurred issuance costs of $0.6 million of which $46,951 was expensed immediately. The remaining unfunded tranche of $10.0 million (“Tranche 2”) is available until December 31, 2022. Funding of Tranche 2 is subject to (a) our receipt of $5.0 million financing through the state of Maryland; (b) our achievement of a statistically significant result in certain clinical trials (“Performance Milestone 1”); (c) our receipt of net proceeds of at least $30.0 million from the sale and issuance of our equity securities between May 2, 2021 and December 31, 2022; and (d) mutual agreement of us and Avenue. The 2021 Avenue Loan bears interest at a variable rate equal to the sum of (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of March 31, 2022, the interest rate was 10.1%. Payments are interest-only for the first 12 months and have been extended an additional 12 months (the “First Interest-only Period Extension”) based on our achievement of Performance Milestone 1. Payments may be extended up to 36 months if we (i) achieve the First Interest-only Period Extension and (b) draw from Tranche 2. The loan principal will amortize equally from the end of the interest period to the expiration of the 42-month term on December 1, 2024. On the maturity date, an additional payment equal to 4.25% of the funded loans, currently equal to $0.9 million (the “Final Payment”), is due in addition to the remaining unpaid principal and accrued interest. The Final Payment was recorded as a debt premium and is being amortized over the contractual term using the effective interest method. The Final Payment is related to the loan host and is not bifurcated pursuant to ASC 815. We are subject to affirmative and negative covenants until maturity in the absence of prepayments, including providing information about the Company and our operations; limitation on our ability to retire, repurchase, or redeem our Common Stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. Also pursuant to the 2021 Avenue Loan, we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million, provided that upon our (i) achievement of Performance Milestone 1, and (ii) receiving of net proceeds of at least $30.0 million from the sale and issuance of our equity securities, we shall no longer be subject to financial covenants. We are not in violation of any covenants. Avenue also has the ability to make all obligations under the 2021 Avenue Loan immediately due and payable upon occurrence of certain events of default or material adverse effects, as outlined in the loan agreement. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest.

Pursuant to the agreement, we granted Avenue a warrant to purchase 115,851 shares of Common Stock (the “Avenue Warrant”) at an exercise price of $8.63 per share. Upon the funding of Tranche 2, the Avenue Warrant shall be adjusted to include an additional estimated 145,033 shares of Common Stock, which is equal to 5% of the principal amount of Tranche 2, divided by the five (5)-day VWAP per share as of the end of trading on the last trading day before the issuance of Tranche 2. We accounted for the Tranche 2 contingently-issuable warrant at inception of the 2021 Avenue Loan in accordance with ASC 815 and the fair value and issuable shares are remeasured at each reporting period.

Avenue has the right, in its discretion, but not the obligation, at any time between May 21, 2022 through May 21, 2024, while the loan is outstanding, to convert up to $5.0 million of principal into Common Stock (the “Conversion Feature”) at a price per share equal to 120% of the Avenue Warrant exercise price. The Conversion Feature is subject to certain minimum price and volume conditions of our Common Stock on Nasdaq. The Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. As of March 31, 2022 and December 31, 2021, the number of shares of Common Stock potentially issuable upon conversion was 482,703 and 482,703, respectively. We classified $5.0 million of the 2021 Avenue Loan as convertible notes payable as of March 31, 2022 and December 31, 2021, with unamortized debt discount and issuance costs of $0.3 million and $0.4 million, respectively.

At-the-Market Offering

On April 14, 2022, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC and Oppenheimer & Co. Inc., as placement agents (the “Placement Agents”). In accordance with the terms of the Distribution Agreement, we may offer and sell shares of Common Stock having an aggregate offering price of up to $50.0 million from time to time through the Placement Agents. The issuance and sale of Common Stock, if any, by us under the Distribution Agreement will be made pursuant to our registration statement on Form S-3 (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on April 26, 2022 (file number 333-264299), and our prospectus supplement relating to the offering.

Subject to terms of the Distribution Agreement, the Placement Agents are not required to sell any specific number or dollar amount of Common Stock but will act as our placement agents, using commercially reasonable efforts to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with the Placement Agents’ normal trading and sales practices, on terms mutually agreed between the Placement Agents and us. The Placement Agents will be entitled to compensation under the terms of the Distribution Agreement at a fixed commission rate of 3.0% of the gross proceeds from each issuance and sale of Common Stock, if any.

During the three months ended March 31, 2022, no shares of Common Stock were sold under the Distribution Agreement.

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

We consider the following estimates to be critical as they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. See Note 2 to our condensed consolidated financial statements for a description of other significant accounting policies.

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to the Contingent Earn-outs payments based on achievement of certain milestones. In accordance with ASC 815, we classified the Contingent Earn-outs as liabilities in the consolidated balance sheets that were initially measured at fair value on the date of the Reverse Recapitalization. We remeasure the liabilities at each reporting date and record the change in fair value as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss. We estimate the fair value of the Contingent Earn-outs using a Monte Carlo valuation model, which requires significant judgment. The unobservable inputs include the expected stock price volatility, the risk-free interest rate, and the expected term.

As of March 31, 2022 and December 31, 2021, the unobservable inputs were as follows:

	March 31,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	2.40%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term	3.75 years	4.00 years

During the three months ended March 31, 2022 and 2021, we recorded a change in the fair value of the Clene Nanomedicine Contingent Earn-out of $0.1 million and $25.6 million, respectively; and in the Initial Shareholders Contingent Earn-out of $12,000 and $3.0 million, respectively.

Convertible Notes

Pursuant to the 2021 Avenue Loan, $5.0 million of the outstanding principal is subject to the Conversion Feature. In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified this portion as convertible notes payable in the consolidated balance sheets and did not bifurcate the Conversion Feature from the host contract. Consequently, we account for the convertible note as a single liability measured at its amortized cost. As of March 31, 2022 and December 31, 2021, the convertible note was carried at $4.7 million and $4.6 million, respectively.

Common Stock Warrant Liability

Pursuant to Tranche 1 of the 2021 Avenue Loan, we granted to Avenue the Avenue Warrant. In accordance with ASC 815, we also recognized the Tranche 2 warrants issuable pursuant to the potential draw of Tranche 2. We classified the warrants as a liability in the consolidated balance sheets and measured them at fair value at the inception of the 2021 Avenue Loan. We remeasure the liability at each reporting date and record the change in fair value as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss. We estimate the fair value of the Avenue Warrant using a Black-Scholes option-pricing model, with a probability weight related to the potential draw of Tranche 2, which requires significant judgment. The unobservable inputs include the expected stock price volatility, risk-free interest rate, expected term, and the probability of drawing Tranche 2.

As of March 31, 2022 and December 31, 2021, the unobservable inputs were as follows:

	March 31,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	2.40%	1.20%
Expected dividend yield	0.00%	0.00%
Expected term	3.80 – 4.14 years	3.89 – 4.39 years
Probability of drawing Tranche 2	50.00%	50.00%

During the three months ended March 31, 2022, we recorded a change in the fair value of the common stock warrant liability of $18,000. During the three months ended March 31, 2021, the liability was not outstanding.

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. During the three months ended March 31, 2022 and 2021, the unobservable inputs were as follows:

	Three Months Ended March 31,
	2022	2021
Expected stock price volatility	89.57% – 93.07%	84.80%
Risk-free interest rate	1.65% – 2.02%	0.59%
Expected dividend yield	0.00%	0.00%
Expected term of options	5.00 – 6.98 years	6.00 years

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. There were no restricted stock awards granted during the three months ended March 31, 2022 and 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
•
we engaged external consultants to assist in the design, implementation, and documentation of internal controls that address the relevant risks and provide for appropriate evidence of performance of the internal control; and
•
we implemented a new Enterprise Resource Planning system that will significantly enhance the information technology general controls environment.

Our remediation activities are continuing during 2022. In addition to the above actions, we expect to engage in additional activities, or have completed additional activities, including, but not limited to:

•
adding more technical accounting resources to enhance our control environment;
•
until we have sufficient technical accounting resources, engaging external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures; and
•
implemented a new ERP to enhance the accuracy of our financial records, enable the enforcement of systematic segregation of duties, and improve our information technology general controls environment.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material pending legal proceedings. From time to time, we may, however, be involved in legal proceedings in the ordinary course of business. We cannot predict the outcome of any such legal proceedings, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A, Risk Factors of our 2021 Annual Report on Form 10-K which was filed with the SEC on March 11, 2022. There have been no material changes to our risk factors since the 2021 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

None.

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 16, 2021).
3.2	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1#†

Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Morgan Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).

10.2#

Retention and Separation Agreement and General Release, dated February 1, 2022, by and between Clene Inc. and Dr. Tae Heum (Ted) Jeong (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).

10.3#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.4#†

Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Robert Etherington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).

10.5#

Amendment to Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Dr. Robert Glanzman (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or agreement.
†	Certain information has been redacted from this Exhibit in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: May 9, 2022	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: May 9, 2022	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer