Form 10-Q
period 2022-06-30
Clene Inc.
filed 2022-08-15
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the Registrant’s common stock as of August 10, 2022 was 63,501,984.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,253	$50,288
Marketable securities	19,033	—
Accounts receivable	—	49
Inventory	107	41
Prepaid expenses and other current assets	5,194	4,205
Total current assets	31,587	54,583
Restricted cash	58	58
Right-of-use assets	4,808	3,250
Property and equipment, net	8,089	5,172
TOTAL ASSETS	$44,542	$63,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,526	$1,923
Accrued liabilities	2,566	3,610
Operating lease obligations, current portion	440	347
Finance lease obligations, current portion	123	146
Total current liabilities	7,655	6,026
Operating lease obligations, net of current portion	5,858	4,370
Finance lease obligations, net of current portion	55	97
Notes payable	15,551	14,484
Convertible notes payable	4,709	4,598
Common stock warrant liability	167	474
Clene Nanomedicine contingent earn-out	9,847	18,100
Initial Stockholders contingent earn-out	1,263	2,317
TOTAL LIABILITIES	45,105	50,466
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 150,000,000 shares authorized; 63,421,908 and 62,312,097 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	180,534	175,659
Accumulated deficit	(181,189)	(163,301)
Accumulated other comprehensive income	86	233
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(563)	12,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,542	$63,063

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$2	$138	$9	$337
Royalty revenue	33	63	56	77
Total revenue	35	201	65	414
Operating expenses:
Cost of revenue	—	555	—	798
Research and development	9,166	6,472	17,746	12,747
General and administrative	4,464	6,949	9,250	12,339
Total operating expenses	13,630	13,976	26,996	25,884
Loss from operations	(13,595)	(13,775)	(26,931)	(25,470)
Other income (expense), net:
Interest expense	(751)	(26)	(1,533)	(577)
Gain on extinguishment of notes payable	—	—	—	647
Gain on termination of lease	—	—	420	—
Change in fair value of common stock warrant liability	20	133	2	133
Change in fair value of Clene Nanomedicine contingent earn-out	8,310	8,640	8,253	(16,970)
Change in fair value of Initial Stockholders contingent earn-out	1,066	1,232	1,054	(1,729)
Australia research and development credit	356	375	655	714
Other income (expense), net	60	(2)	192	1
Total other income (expense), net	9,061	10,352	9,043	(17,781)
Net loss before income taxes	(4,534)	(3,423)	(17,888)	(43,251)
Income tax benefit	—	72	—	144
Net loss	(4,534)	(3,351)	(17,888)	(43,107)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(37)	—	(87)	—
Foreign currency translation adjustments	(110)	(61)	(60)	(37)
Total other comprehensive loss	(147)	(61)	(147)	(37)
Comprehensive loss	$(4,681)	$(3,412)	$(18,035)	$(43,144)

Net loss per share-- basic and diluted (Note 16)	$(0.07)	$(0.05)	$(0.28)	$(0.71)
Weighted average common shares used to compute basic and diluted net loss per share	63,335,271	61,165,018	63,095,400	60,919,340

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2021	62,312,097	$6	$175,659	$(163,301)	$233	$12,597
Reclassification of common stock warrant liability to equity	—	—	305	—	—	305
Exercise of stock options	934,448	—	267	—	—	267
Stock-based compensation expense	—	—	2,202	—	—	2,202
Unrealized loss on available-for-sale securities	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	50	50
Net loss	—	—	—	(13,354)	—	(13,354)
Balances at March 31, 2022	63,246,545	$6	$178,433	$(176,655)	$233	$2,017
Exercise of stock options	110,000	—	17	—	—	17
Stock-based compensation expense	—	—	2,184	—	—	2,184
Issuance of common stock upon vesting of restricted stock awards	65,363	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(37)	(37)
Offering costs	—	—	(100)	—	—	(100)
Foreign currency translation adjustment	—	—	—	—	(110)	(110)
Net loss	—	—	—	(4,534)	—	(4,534)
Balances at June 30, 2022	63,421,908	$6	$180,534	$(181,189)	$86	$(563)

Balances at December 31, 2020	59,526,171	6	153,571	(153,561)	325	341
Exercise of stock options	48,211	—	50	—	—	50
Stock-based compensation expense	—	—	3,265	—	—	3,265
Foreign currency translation adjustment	—	—	—	—	24	24
Net loss	—	—	—	(39,756)	—	(39,756)
Balances at March 31, 2021	59,574,382	$6	$156,886	$(193,317)	$349	$(36,076)
Issuance of common stock upon the private offering	960,540	—	9,250	—	—	9,250
Exercise of stock options	124,680	—	58	—	—	58
Stock-based compensation expense	—	—	4,255	—	—	4,255
Issuance of common stock upon vesting of restricted stock awards	21,989	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(61)	(61)
Net loss	—	—	—	(3,351)	—	(3,351)
Balances at June 30, 2021	60,681,591	$6	$170,449	$(196,668)	$288	$(25,925)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,888)	$(43,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	482	499
Non-cash lease expense	183	46
Change in fair value of common stock warrant liability	(2)	(133)
Change in fair value of Clene Nanomedicine contingent earn-out	(8,253)	16,970
Change in fair value of Initial Stockholders contingent earn-out	(1,054)	1,729
Stock-based compensation expense	4,386	7,520
Gain on extinguishment of notes payable	—	(647)
Gain on termination of lease	(420)	—
Accretion of debt discount	442	—
Non-cash interest expense	72	389
Changes in operating assets and liabilities:
Accounts receivable	49	(48)
Inventory	(66)	137
Prepaid expenses and other current assets	(989)	(1,528)
Accounts payable	1,528	565
Accrued liabilities	(1,044)	125
Deferred income tax	—	(119)
Operating lease obligations	(240)	(111)
Net cash used in operating activities	(22,814)	(17,713)
Cash flows from investing activities:
Purchases of marketable securities	(24,549)	—
Proceeds from maturity of marketable securities	2,500	—
Proceeds from sale of marketable securities	3,016	—
Purchases of property and equipment	(1,824)	(420)
Net cash used in investing activities	(20,857)	(420)
Cash flows from financing activities:
Proceeds from exercise of stock options	284	108
Payments of finance lease obligations	(65)	(83)
Proceeds from the issuance of notes payable	694	15,000
Payments of debt issuance costs	(30)	(471)
Payments of notes payable	—	(5)
Proceeds from the private placement	—	9,250
Payment of deferred offering costs	(100)	(1,901)
Net cash provided by financing activities	783	21,898
Effect of foreign exchange rate changes on cash and restricted cash	(147)	(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,035)	3,732
Cash, cash equivalents and restricted cash – beginning of period	50,346	59,275
Cash, cash equivalents and restricted cash – end of period	$7,311	$63,007

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	7,253	63,007
Restricted cash	58	—
Cash, cash equivalents and restricted cash	$7,311	$63,007

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets, leasehold improvements, and lease incentives	$2,343	$—
Lease incentive realized	$500	$—
Lease liability settled through termination of lease	$602	$—
Reclassification of common stock warrant liability to permanent equity	$305	$—
Purchases of property and equipment in accounts payable	$1,075
Common stock warrant liability recorded at issuance of notes payable	$—	$1,457
Supplemental disclosures:
Cash paid for interest expense	$1,013	$188

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

Going Concern

We incurred a loss from operations of $13.6 million and $13.8 million for the three months ended June 30, 2022 and 2021, respectively; and $26.9 million and $25.5 million for the six months ended June 30, 2022 and 2021, respectively. Our accumulated deficit was $181.2 million and $163.3 million as of June 30, 2022 and December 31, 2021, respectively. Our cash, cash equivalents, and marketable securities totaled $26.3 million and $50.3 million as of June 30, 2022 and December 31, 2021, respectively, and net cash used in operating activities was $22.8 million and $17.7 million for the six months ended June 30, 2022 and 2021, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect our expenses to increase significantly and to incur additional losses in the future to fund our operations, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect our expenses relating to regulatory compliance and sales and marketing personnel to increase significantly as we prepare to commence commercialization if we obtain regulatory approval for our drug candidates.

Our management performs strategic reviews of our operating plans and budgets, considering the status of our product development programs, human capital, capital needs and resources, and current capital market conditions. Based on these reviews, our Board of Directors (the “Board”) and management make adjustments to our operating plans and budgets to allocate our projected cash expenditures. Notwithstanding these ongoing adjustments, we project that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due, and we must obtain additional financing. Additionally, pursuant to our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), we must maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we intend to implement plans to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as potentially utilizing additional funds available under our term loan with Avenue, subject to certain contingent conditions (see Note 9), as well as our existing at-the-market facility. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. Depending on the results of our plans, we may need to implement cost-saving initiatives, including potentially delaying or reducing research and development programs and commercialization efforts. As a result, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the COVID-19 outbreak. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the COVID-19 pandemic and its effects on our business and operations remains uncertain. The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and clinical trials, delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In particular, we and our third-party contract research organizations (“CROs”) have faced disruptions that have affected our ability to initiate and complete preclinical studies, caused manufacturing disruptions, and created delays at clinical trial site initiation and clinical trial enrollment, leading to the early conclusion of an ongoing clinical trial. The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the COVID-19 pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations.

We are monitoring the potential impact of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of certain of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and we are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in these condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc. (“Clene Nanomedicine”), a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. Our wholly-owned subsidiary, Clene Netherlands B.V. was established on April 21, 2021 and has no financial positions or operations to date. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2022 and 2021 are unaudited.

Results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Marketable Securities

Marketable securities are investments with original maturities of more than 90 days when purchased. We do not invest in securities with original maturities of more than one year. Marketable securities are considered available-for-sale, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are included in other income (expense), net, on the basis of specific identification. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in other income (expense), net.

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $93,000 in raw materials and $14,000 in finished goods as of June 30, 2022, and $26,000 in raw material and $15,000 in finished goods as of December 31, 2021. Inventory primarily relates to our Supplements segment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment consist of laboratory and office equipment, computer software, and leasehold improvements. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets, which are 3-5 years for laboratory equipment, 3-7 years for furniture and fixtures, and 2-5 years for computer software. Leasehold improvements are amortized over the lesser of the estimated lease term or the estimated useful life of the assets. Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated or amortized in accordance with the above useful lives once placed into service. Upon retirement or sale, the related cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred.

We capitalize costs to obtain or develop computer software for internal use, including development costs incurred during the software development stage and costs to obtain software for access and conversion of old data. We also capitalize costs to modify, upgrade, or enhance existing internal-use software that result in additional functionality. We expense costs incurred during the preliminary project stage, training costs, data conversion costs, and maintenance costs.

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to receive additional shares of Clene Inc. common stock, par value $0.0001 (“Common Stock”) (the “Contingent Earn-outs”) upon us achieving certain milestones (see Note 3).

In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), the Contingent Earn-outs are not indexed to our own stock and therefore are accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net.

Common Stock Warrants

We account for common stock warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, as of each subsequent quarterly period end date while the warrants are outstanding.

Grant Funding

We may submit applications to receive grant funding from governmental and non-governmental entities. Grant funding received that involves no conditions or continuing performance obligations is recognized upon receipt. Grant funding with conditions or obligations is recognized as the conditions or obligations are fulfilled. We have made an accounting policy election to record such unconditional grants, including the Australia research and development credit, as other income in the condensed consolidated statements of operations and comprehensive loss. We recognize the Australia research and development credit in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage.

Grant funding with conditions or obligations is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants were provided have been met. Any amount received in advance of fulfilling such conditions or obligations is recorded in accrued liabilities on the condensed consolidated balance sheets if the conditions or obligations are expected to be met within the next twelve months. Grant funding recognized on conditional grants is included as a reduction in research and development expenses in the condensed consolidated statements of operations and comprehensive loss as the conditions are tied to our research and development efforts, and as the arrangement between us and the organizations are not part of our ongoing, major, or central operations. We recorded grants as reductions of research and development expenses of $0 and $0.2 million for the three months ended June 30, 2022 and 2021, respectively; and $0 and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

We also incur foreign exchange transaction gains and losses for purchases denominated in foreign currencies. Foreign exchange transaction gains and losses are included in other income (expense), net, as incurred.

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

We determine the fair value of each share of Common Stock underlying stock-based awards using a Black-Scholes option pricing model based on the closing price of our Common Stock as reported by the Nasdaq Capital Market (“Nasdaq”) on the date of grant. The fair value of stock awards with market conditions are determined using a Monte Carlo valuation model.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update relate to the recognition and measurement of earnings per share for certain modifications or exchanges of equity-classified written call options or warrants. The guidance was effective for our fiscal year and interim periods within our fiscal year beginning after December 15, 2021. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

The Contingent Earn-outs shares have been classified as liabilities in the condensed consolidated balance sheets and are remeasured to fair value at each reporting date. We did not achieve Milestone 3 and the 2,503,851 Milestone 3 Contingent Earn-out shares were cancelled as of December 31, 2021.

Note 4. Marketable Securities

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) until realized. Available-for-sale securities as of June 30, 2022 were as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,967	$—	$(51)	$6,916
Municipal debt securities	1,526	—	(2)	1,524
Corporate debt securities	10,627	—	(34)	10,593
Total	$19,120	$—	$(87)	$19,033

All available-for-sale securities had a contractual maturity within one year. For the three and six months ended June 30, 2022, we received proceeds of $2.5 million from the maturity of available-for-sale securities, and $3.0 million from the sale of available-for-sale securities. Realized gains and losses included in earnings as a result of those sales were insignificant. As of June 30, 2022, we did not have any allowance for credit losses or impairments of available-for-sale securities. As of December 31, 2021, there were no outstanding available-for-sale securities.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Australia research and development credit receivable	$2,149	$1,564
Metals to be used in research and development	1,623	2,237
Other	1,422	404
Total prepaid expenses and other current assets	$5,194	$4,205

Note 6. Property and Equipment, Net

Property and equipment, net, as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Lab equipment	$3,410	$3,327
Office equipment	166	147
Computer software	459	—
Leasehold improvements	3,956	3,943
Construction in progress	4,865	2,052
	12,856	9,469
Less accumulated depreciation	(4,767)	(4,297)
Total property and equipment, net	$8,089	$5,172

Depreciation expense recorded in research and development expense and general and administrative expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
General and administrative	$67	$29	$96	$57
Research and development	220	226	386	442
Total depreciation expense	$287	$255	$482	$499

Note 7. Accrued Liabilities

Accrued liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Accrued compensation and benefits	$1,285	$2,049
Accrued CRO fees	694	718
Deferred grant funds	520	520
Other	67	323
Total accrued liabilities	$2,566	$3,610

Note 8. Leases

We lease laboratory and office space and certain laboratory equipment under non-cancellable operating and finance leases. The carrying value of our right-of-use lease assets is substantially concentrated in our real estate leases, while the volume of lease agreements is primarily concentrated in equipment leases.

Operating Leases

In September 2021, we commenced an operating lease for laboratory space and recorded a right-of-use asset of $2.4 million and lease liability of $2.4 million, net of a lease incentive of $1.0 million which represents an allowance from the lessor for facility alterations. As the lease incentive is payable based on events within our control and are deemed reasonably certain to occur, we recorded the lease incentive as a reduction of the right-of-use asset and lease liability at the lease commencement. As of June 30, 2022 and December 31, 2021, we incurred $1.0 million and $0.5 million, respectively, of costs related to the lease incentive which we recorded as construction in progress, with a corresponding increase to the lease liability, and the construction in progress will be capitalized as leasehold improvements when the facility is placed into service. The lease has an initial ten-year term and provides us the right and option to extend or renew for two periods of five years each. In accordance with ASC 842, Leases, the payments to be made in option periods have not been recognized as part of the right-of-use asset or lease liability because we do not assess the exercise of the option to be reasonably certain.

In February 2022, we commenced an operating lease for existing laboratory space and recorded a right-of-use asset of $2.3 million and lease liability of $2.3 million and terminated the previous right-of-use asset of $0.6 million and lease liability of $1.0 million. We recorded a gain on termination of lease of $0.4 million in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022.

Our right-of-use assets pertain to operating leases. As of June 30, 2022 and December 31, 2021, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 7.8 years and 8.1 years, respectively.

Finance Leases

Assets recorded under finance lease obligations and included with property and equipment as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Lab equipment	$408	$408
Work in process	228	228
Total	636	636
Less accumulated depreciation	(285)	(244)
Net	$351	$392

As of June 30, 2022 and December 31, 2021, our finance lease obligations had a weighted-average interest rate of 9.1% and 8.8%, respectively, and a weighted-average remaining term of 1.5 years and 1.9 years, respectively.

Maturity Analysis of Leases

The maturity analysis of our finance and operating leases as of June 30, 2022 was as follows:

(in thousands)	Finance Leases	Operating Leases
2022 (remainder)	$77	$460
2023	96	1,145
2024	27	1,171
2025	—	1,202
2026	—	1,231
2027	—	1,129
Thereafter	—	2,786
Total undiscounted cash flows	200	9,124
Less amount representing interest/discounting	(22)	(2,826)
Present value of future lease payments	178	6,298
Less lease obligations, current portion	(123)	(440)
Lease obligations, long term portion	$55	$5,858

We expect that, in the normal course of business, the existing leases will be renewed or replaced by similar leases.

Components of Lease Cost

The components of finance and operating lease costs for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Finance lease costs:
Amortization	$21	$36	$41	$73
Interest on lease liabilities	1	7	6	15
Operating lease costs	209	70	439	140
Short-term lease costs	—	54	—	116
Variable lease costs	108	20	173	39
Total lease costs	$339	$187	$659	$383

Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating cash flows from operating leases	$(612)	$(295)
Operating cash flows from finance leases	$(6)	$(15)
Financing cash flows from finance leases	$(65)	$(83)

Note 9. Notes Payable

Our long-term debt, net of original issue discount and unamortized debt issuance costs, as of June 30, 2022 and December 31, 2021 was as follows:

	Stated	June 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2022	2021
Notes payable:
Maryland Department of Housing & Community Development	8.00%	$634	$614
Maryland Department of Housing & Community Development	6.00%	694	—
Advance Cecil, Inc.	8.00%	126	122
Avenue Venture Opportunities Fund, L.P.	11.35%	20,000	20,000
		21,454	20,736
Accrued and unpaid interest		2	—
Less unamortized debt issuance costs and original issue discounts		(1,196)	(1,654)
Less convertible notes payable, net of unamortized debt discount and issuance costs		(4,709)	(4,598)
Total notes payable		$15,551	$14,484

Maryland Loans

In February 2019, we entered into a loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland. The agreement provides for a term loan of $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative and negative covenants until maturity, including providing information about the Company and our operations; limitations on our ability to retire, repurchase, or redeem our common or preferred stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. There are no financial covenants associated with the 2019 MD Loan. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” at issuance based on 119,907 shares of Common Stock. Repayment of the full balance is due on February 22, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of June 30, 2022 and December 31, 2021, the note was recorded at principal plus accrued interest in the condensed consolidated balance sheets. We recognized interest expense of $10,000 and $20,000 for the three and six months ended June 30, 2022, respectively; and interest income (expense) of $0.2 million and $(0.3) million for the three and six months ended June 30, 2021, respectively.

In May 2022, we entered into a loan agreement (the “2022 MD Loan”) with DHCD which provides for a term loan of up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain personal property (the “Assets”) related to the production of pharmaceutical drugs. As of June 30, 2022, we had drawn $0.7 million under the term loan, with the remainder available upon our submission of disbursement requests to purchase the Assets. The 2022 MD Loan matures on July 1, 2027 (the “Maturity Date”). The first twelve payments, commencing on July 1, 2022, are deferred. Immediately thereafter, there shall be eighteen monthly installments of interest-only based on the actual amount advanced under the loan, each up to a maximum amount of $15,000; followed by thirty monthly installments of principal and interest, each in the amount of $33,306, which is due and payable even if the entire loan has not been advanced prior to the date such monthly payment is due and payable, with a balloon payment of all accrued and unpaid interest and principal due on the Maturity Date. We recorded $31,000 of debt issuance costs that are being amortized over the contractual term using the effective interest method. Pursuant to the 2022 MD Loan, DHCD was granted a continuing security interest in the Assets as collateral. Under a priority of liens agreement by and between DHCD and Avenue, an existing secured creditor of the Company, DHCD’s continuing security interest in the Assets shall be a first priority lien. As of June 30, 2022, the note was recorded at amortized cost, which approximated fair value. We recognized interest expense of $2,000 and $2,000 for the three and six months ended June 30, 2022, respectively.

Cecil County Loan

In April 2019, we entered into a loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the state of Maryland. The agreement provides for a term loan of $0.1 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative covenants until maturity, including providing information about the Company and our operations. There are no financial covenants associated with the 2019 Cecil Loan. We are not in violation of any covenants. The 2019 Cecil Loan established “Phantom Shares” at issuance based on 23,981 shares of Common Stock. Repayment of the full balance is due on April 30, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of June 30, 2022 and December 31, 2021, the note was recorded at principal plus accrued interest in the condensed consolidated balance sheets. We recognized interest expense of $2,000 and $4,000 for the three and six months ended June 30, 2022, respectively; and interest income (expense) of $36,000 and $(54,000) for the three and six months ended June 30, 2021, respectively.

PPP Loan

In May 2020, we entered into a note payable in the amount of $0.6 million (the “PPP Loan”) under the Paycheck Protection Program of the CARES Act. The Paycheck Protection Program permits forgiveness of amounts loaned for payments of payroll and other qualifying expenses, subject to certain conditions. In January 2021, the full balance of the PPP Loan was forgiven and we recorded a gain on extinguishment of notes payable for the six months ended June 30, 2021.

Avenue Loan

In May 2021, we entered into a loan agreement (the “2021 Avenue Loan”) with Avenue. The agreement provides for a 42-month term loan of up to $30.0 million. The first tranche is $20.0 million (“Tranche 1”), of which $15.0 million was funded at close and $5.0 million was funded in September 2021. We incurred issuance costs of $0.6 million of which $46,951 was expensed immediately. The remaining unfunded tranche of $10.0 million (“Tranche 2”) is available until December 31, 2022. Funding of Tranche 2 is subject to (a) our receipt of $5.0 million financing through the state of Maryland; (b) our achievement of a statistically significant result in certain clinical trials (“Performance Milestone 1”); (c) our receipt of net proceeds of at least $30.0 million from the sale and issuance of our equity securities between May 2, 2021 and December 31, 2022; and (d) mutual agreement of us and Avenue. The 2021 Avenue Loan bears interest at a variable rate equal to the sum of (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of June 30, 2022 and December 31, 2021, the interest rate was 11.35% and 9.85%, respectively. Payments are interest-only for the first 12 months and have been extended an additional 12 months (the “First Interest-only Period Extension”) based on our achievement of Performance Milestone 1. Payments may be extended up to 36 months if we (i) achieve the First Interest-only Period Extension and (b) draw from Tranche 2. The loan principal will amortize equally from the end of the interest period to the expiration of the 42-month term on December 1, 2024. On the maturity date, an additional payment equal to 4.25% of the funded loans, currently equal to $0.9 million (the “Final Payment”), is due in addition to the remaining unpaid principal and accrued interest. The Final Payment was recorded as a debt premium and is being amortized over the contractual term using the effective interest method. The Final Payment is related to the loan host and is not bifurcated pursuant to ASC 815. We are subject to affirmative and negative covenants until maturity in the absence of prepayments, including providing information about the Company and our operations; limitation on our ability to retire, repurchase, or redeem our Common Stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. Also pursuant to the 2021 Avenue Loan, we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million, provided that upon our (i) achievement of Performance Milestone 1, and (ii) receiving of net proceeds of at least $30.0 million from the sale and issuance of our equity securities, we shall no longer be subject to financial covenants. We are not in violation of any covenants. Avenue also has the ability to make all obligations under the 2021 Avenue Loan immediately due and payable upon occurrence of certain events of default or material adverse effects, as outlined in the loan agreement. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest.

Pursuant to the agreement, we granted Avenue a warrant to purchase 115,851 shares of Common Stock (the “Avenue Warrant”) at an exercise price of $8.63 per share. Upon the funding of Tranche 2, the Avenue Warrant shall be adjusted to include an additional estimated 245,832 shares of Common Stock, which is equal to 5% of the principal amount of Tranche 2, divided by the five (5)-day VWAP per share as of the end of trading on the last trading day before the issuance of Tranche 2. We accounted for the Tranche 2 contingently-issuable warrant at inception of the 2021 Avenue Loan in accordance with ASC 815 and the fair value and issuable shares are remeasured at each reporting period.

Avenue has the right, in its discretion, but not the obligation, at any time between May 21, 2022 through May 21, 2024, while the loan is outstanding, to convert up to $5.0 million of principal into Common Stock (the “Conversion Feature”) at a price per share equal to 120% of the Avenue Warrant exercise price. Exercise of the Conversion Feature is subject to certain minimum price and volume conditions of our Common Stock on Nasdaq. The Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock potentially issuable upon conversion is 482,703 shares. We classified $5.0 million of the 2021 Avenue Loan as convertible notes payable as of June 30, 2022 and December 31, 2021, with unamortized debt discount and issuance costs of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, we recognized (i) total interest expense of $0.2 million and $0.4 million, respectively; (ii) coupon interest expense of $0.1 million and $0.3 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.1 million, respectively; and the effective interest rate was 16.95%. For the three and six months ended June 30, 2021, we recognized (i) total interest expense of $0.1 million and $0.1 million, respectively; (ii) coupon interest expense of $0.1 million and $0.1 million, respectively;

and (iii) amortization of debt discount and issuance costs of $23,000 and $23,000, respectively; and the effective interest rate was 17.93%.

The net proceeds from the issuance of the loan were initially allocated to the warrant at an amount equal to their fair value of $1.5 million and the remainder to the loan. The allocation of incurred financing costs of $0.5 million, which together with the fair value of the Avenue Warrant and the Final Payment, are recorded as a debt discount and debt premium, respectively, and are being amortized over the contractual term using the effective interest method. We recognized interest expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively; and interest expense of $0.2 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

Future payments under the 2021 Avenue Loan, net of unamortized debt discounts, if Avenue does not exercise the Conversion Feature, and under the 2022 MD Loan, net of unamortized debt discounts, are as follows:

(in thousands)	2021 Avenue Loan	2022 MD Loan
2022 (remainder)	$—	$—
2023	6,667	—
2024	13,333	—
2025	—	368
2026	—	326
2027	—	—
Thereafter	—	—
Subtotal of future principal payments	20,000	694
Accrued and unpaid interest	—	2
Less unamortized debt issuance costs and original issue discounts	(1,166)	(30)
Total	$18,834	$666

Note 10. Common Stock Warrants

As of June 30, 2022 and December 31, 2021, outstanding warrants to purchase shares of Common Stock were as follows:

Date Exercisable	Number of Shares Issuable		Exercise Price	Exercisable for	Classification	Expiration
December 2020	2,407,500	(1)	$11.50	Common Stock	Equity	December 2025
December 2020	24,583	(2)	$11.50	Common Stock	Equity	December 2025
December 2020	1,929,111	(3)	$1.97	Common Stock	Equity	April 2023
May 2021	115,851	(4)	$8.63	Common Stock	Equity	May 2026
Total	4,477,045
(1)
Consists of 2,407,500 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued in connection with Tottenham’s initial public offering. We may redeem the outstanding warrants, in whole and not in part, at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $16.50 per share for any twenty trading days within a thirty-trading day period. As of June 30, 2022 and December 31, 2021, no warrants had been exercised.
(2)
Consists of 24,583 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued to Chardan Capital Markets, LLC (“Chardan”) upon exercise of their unit purchase option, which was issued in connection with Tottenham’s initial public offering. As of June 30, 2022 and December 31, 2021, no warrants had been exercised.
(3)
Consists of 1,929,111 shares of Common Stock underlying warrants to purchase one share of Common Stock, issued by Clene Nanomedicine as Series A preferred stock warrants and senior equity warrants in August 2013. As of June 30, 2022 and December 31, 2021, no warrants had been exercised.
(4)
Consists of 115,851 shares of Common Stock underlying the Avenue Warrant. As of June 30, 2022 and December 31, 2021, the warrant had not been exercised.

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

As of June 30, 2022 and December 31, 2021, we had commitments under various agreements for capital expenditures totaling $3.7 million and $0.6 million, respectively, related to the construction of our manufacturing facilities.

Note 12. Income Taxes

We have not recorded income tax benefits for the net operating losses incurred during the three and six months ended June 30, 2022 and 2021 or for research and development tax credits or other deferred tax assets due to uncertainty of realizing benefits from these items.

The components of loss before income taxes for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$(3,398)	$(2,574)	$(16,355)	$(41,295)
Foreign	(1,136)	(849)	(1,533)	(1,956)
Loss before provision for income taxes	$(4,534)	$(3,423)	$(17,888)	$(43,251)

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2015 to present are subject to examination by the U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. There are currently no pending examinations. We compute our quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets.

Note 13. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating U.S. employees may defer a portion of their pretax earnings, up to the U.S. Internal Revenue Service annual contribution limit. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $51,000 and $32,000 for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

2020 Stock Plan

The 2020 Stock Plan reserves 12,000,000 shares of Common Stock for issuance thereunder, all of which may be issued pursuant to incentive stock options or any other type of award under the 2020 Stock Plan. Selected employees, officers, directors, and consultants of the Company are eligible to participate in the 2020 Stock Plan. The purpose of the 2020 Stock Plan is to enable us to offer competitive equity compensation packages in order to attract and retain talent and align the interests of management with those of stockholders. The 2020 Stock Plan is administered by the Board. The exercise prices, vesting periods, and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Stock on the date of grant. Stock options expire ten years after the grant date unless the Board sets a shorter term. Stock options granted to employees, officers, directors, and consultants generally vest over a four-year period. If an option or award granted under the 2020 Stock Plan expires, or is terminated, forfeited, repurchased, or cancelled, the unissued shares subject to that option or award shall again be available under the 2020 Stock Plan. As of June 30, 2022, the Board granted 7,659,218 stock options and rights to restricted stock awards under the 2020 Stock Plan, and 4,340,782 shares remained available for future grant.

2014 Stock Plan

The 2014 Stock Plan is administered by the Board. Stock options granted under the 2014 Stock Plan expire ten years after the grant date. Stock options and restricted stock awards granted to employees, officers, directors, and consultants generally vest over a four-year period. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Stock

Plan and as a result, if any award granted under the 2014 Stock Plan expires, or is terminated, forfeited, repurchased, cancelled, or tendered by a participant to us to exercise an award, the unissued shares subject to that award will not be available for future awards.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
General and administrative	$1,351	$2,647	$2,809	$4,517
Research and development	833	1,608	1,577	3,003
Total stock-based compensation expense	$2,184	$4,255	$4,386	$7,520

Stock-based compensation expense by award type for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$2,184	$1,253	$4,386	$1,513
Restricted stock awards	—	3,002	—	6,007
Total stock-based compensation expense	$2,184	$4,255	$4,386	$7,520

Stock Options

Outstanding stock options and related activity for the six months ended June 30, 2022 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding - December 31, 2021	10,395,027	3.35	6.32	21,082
Granted	2,755,973	3.01	9.65	—
Exercised	(1,044,448)	0.27	—	2,348
Forfeited	(35,276)	5.07	—	—
Outstanding - June 30, 2022	12,071,276	$3.54	6.97	$8,718
Vested and exercisable - June 30, 2022	6,161,852	$2.10	4.84	$8,711
Vested, exercisable or expected to vest - June 30, 2022	12,071,276	$3.54	6.97	$8,718

As of June 30, 2022 and December 31, 2021, we had approximately $20.1 million and $18.3 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.82 years and 3.05 years, respectively.

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

The assumptions used to calculate the fair value of stock options granted during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Expected stock price volatility	89.57% – 93.38%	84.80% – 87.70%
Risk-free interest rate	1.65% – 3.00%	0.59% – 1.90%
Expected dividend yield	0.00%	0.00%
Expected term of options	5.00 – 6.98 years	6.00 years

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $2.24 and $6.44, respectively.

Restricted Stock Awards

In connection with the Reverse Recapitalization, the following outstanding and unvested rights to restricted stock awards were granted to various employees and non-employee directors:

•
370,101 shares which vest on various dates between June 30, 2021 and July 15, 2022, subject to the holder’s continuous employment through such vesting date. The award represents 5% of the converted stock options under the 2014 Stock Plan as a result of the Reverse Recapitalization and complements the 5% closing payment shares held in escrow for Clene Nanomedicine common stockholders. The grant-date fair value of these awards was $4.0 million based on the closing price of our Common Stock on Nasdaq of $10.82 per share on December 30, 2020. As of June 30, 2022, there were 80,076 outstanding and unvested shares.
•
454,781 shares which are eligible to vest based on certain market conditions, subject to the holder’s continuous employment through such vesting date. The award complements the Milestone 1 earn-out share entitlement of Clene Nanomedicine stockholders and vests based on the same market condition (see Note 3). The grant-date fair value of these awards, using a Monte Carlo valuation model, was $4.3 million. Based on the outcome of the market condition as of the June 30, 2022 and December 31, 2021 measurement dates, no shares were vested.
•
341,090 shares which are eligible to vest based on certain market conditions, subject to the holder’s continuous employment through such vesting date. The award complements the Milestone 2 earn-out share entitlement of Clene Nanomedicine stockholders and vests based on the same market condition (see Note 3). The grant-date fair value of these awards, using a Monte Carlo valuation model, was $3.5 million. Based on the outcome of the market condition as of the June 30, 2022 and December 31, 2021 measurement dates, no shares were vested.

Outstanding rights to restricted stock awards and related activity for the six months ended June 30, 2022 was as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	916,603	$10.00
Converted to shares of Common Stock upon vesting	(65,363)	—
Forfeited	(2,025)	9.84
Unvested balance as of June 30, 2022	849,215	$9.93

As of June 30, 2022 and December 31, 2021, there was no unrecognized compensation cost related to unvested rights to restricted stock awards.

Note 14. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Marketable securities, the Avenue Warrant, and the Contingent Earn-outs are carried at fair value. The 2019 MD Loan and the 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of Phantom Shares. The 2021 Avenue Loan, including the convertible notes payable and Conversion Feature, and the 2022 MD Loan are carried at amortized cost, which approximate fair value due to our credit risk and market interest rates.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of June 30, 2022 is as follows:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$3,568	$—	$—	$3,568
Marketable securities
Commercial paper	—	6,916	—	6,916
Municipal debt securities	—	1,524	—	1,524
Corporate debt securities	—	10,593	—	10,593
Common stock warrant liability	—	—	167	167
Clene Nanomedicine contingent earn-out	—	—	9,847	9,847
Initial Stockholders contingent earn-out	—	—	1,263	1,263

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2021 is as follows:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Notes payable	$736	$—	$—	$736
Common stock warrant liability	—	—	474	474
Clene Nanomedicine contingent earn-out	—	—	18,100	18,100
Initial Stockholders contingent earn-out	—	—	2,317	2,317

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments for the six months ended June 30, 2022 were as follows:

(in thousands)	Common Stock Warrant Liability	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance - December 31, 2021	$474	$18,100	$2,317
Change in fair value	(2)	(8,253)	(1,054)
Reclassification from liability to equity	(305)	—	—
Balance - June 30, 2022	$167	$9,847	$1,263

Changes in the fair value of our Level 3 financial instruments for the six months ended June 30, 2021 were as follows:

(in thousands)	Common Stock Warrant Liability	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance - December 31, 2020	$—	$52,053	$5,906
Initial fair value of instrument	1,457	—	—
Change in fair value	(133)	16,970	1,729
Balance - June 30, 2021	$1,324	$69,023	$7,635

Valuation of Notes Payable and Convertible Notes Payable

As of June 30, 2022 and December 31, 2021, the carrying value of the 2019 MD Loan was $0.6 million and $0.6 million, respectively; and the carrying value of the 2019 Cecil Loan was $0.1 million and $0.1 million, respectively. In all periods presented, the loans were recorded at principal plus accrued interest in the condensed consolidated balance sheets.

As of June 30, 2022, the amortized cost of the 2021 Avenue Loan was $18.8 million, which included notes payable carried at $14.1 million; and convertible notes payable and embedded Conversion Feature, carried at $4.7 million. As of December 31, 2021, the amortized cost of the 2021 Avenue Loan was $18.3 million, which included notes payable carried at $13.7 million; and convertible notes payable and embedded Conversion Feature, carried at $4.6 million. The valuation of the Conversion Feature is discussed below. As of June 30, 2022, the amortized cost of the 2022 MD Loan was $0.7 million.

Valuation of Conversion Feature

The Conversion Feature of the convertible notes payable from the 2021 Avenue Loan is carried at amortized cost and did not meet the requirements for separate accounting as a derivative instrument. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Conversion Feature was $0.3 million and $0.8 million, respectively, and was determined using a Black-Scholes option-pricing model. The unobservable inputs to the Black-Scholes option-pricing model were as follows:

	June 30,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	3.00%	0.70%
Expected dividend yield	0.00%	0.00%
Expected term	1.89 years	2.39 years

Valuation of the Common Stock Warrant Liability

The common stock warrant liability associated with the Avenue Warrant is comprised of the potentially issuable Tranche 2 warrant to purchase an estimated 245,832 shares of Common Stock, which was classified as a liability and recorded at fair value at issuance. The fair value and number of underlying shares will be remeasured at each reporting period.

The estimated fair value was determined using a Black-Scholes option-pricing model. The carrying amount of the liability may fluctuate significantly and actual amounts may be materially different from the liabilities’ estimated value. The unobservable inputs to the Black-Scholes option-pricing model were as follows:

	June 30,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	3.00%	1.20%
Expected dividend yield	0.00%	0.00%
Expected term	3.70 years	3.89 – 4.39 years
Probability of drawing Tranche 2	45.00%	50.00%

As we did not complete a bona fide round of equity financing by March 31, 2022, the exercise price and underlying shares of the Tranche 1 warrant became fixed and therefore qualified for equity classification. We remeasured the Tranche 1 warrant liability to fair value as of March 31, 2022 and recognized the change in fair value in the condensed consolidated statements of operations and comprehensive loss and the Tranche 1 warrant liability was reclassified to additional paid-in-capital.

Valuation of the Contingent Earn-Outs

The Clene Nanomedicine and Initial Stockholders Contingent Earn-outs were recorded at fair value at the closing of the Reverse Recapitalization and are remeasured at each reporting period. As of June 30, 2022 and December 31, 2021, Clene Nanomedicine’s common stockholders were entitled to receive up to 5,842,334 shares of Common Stock and the Initial Stockholders were entitled to receive up to 750,000 shares of Common Stock. As of December 31, 2021, we did not achieve Milestone 3 and the 2,503,851 Milestone 3 Contingent Earn-out shares were cancelled (see Note 3).

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

	June 30,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	3.00%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term	3.50 years	4.00 years

Note 15. Common Stock

As of June 30, 2022 and December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 150,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

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

As of June 30, 2022 and December 31, 2021, our Common Stock issued and outstanding was 63,421,908 and 62,312,097 shares, respectively. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Private Placements

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

During the three and six months ended June 30, 2022, no shares of Common Stock were sold under the Distribution Agreement.

Note 16. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(4,534)	$(3,351)	$(17,888)	$(43,107)
Denominator:
Weighted average shares outstanding	63,335,271	61,165,018	63,095,400	60,919,340
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.05)	$(0.28)	$(0.71)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible notes payable (see Note 9)	482,703	482,703	482,703	482,703
Common stock warrants (see Note 10)	4,477,045	4,562,462	4,477,045	4,562,462
Options to purchase common stock (see Note 13)	12,071,276	9,128,563	12,071,276	9,128,563
Unvested restricted stock awards (see Note 13)	849,215	1,482,815	849,215	1,482,815
Unit purchase option to purchase common stock	—	242,000	—	242,000
Contingent earn-out shares (see Note 3)	6,592,334	9,096,185	6,592,334	9,096,185
Total	24,472,573	24,994,728	24,472,573	24,994,728

Note 17. Related Party Transactions

License and Supply Agreements

In August 2018, we entered into a license agreement and exclusive supply agreement (collectively, the “4Life Agreement”) in conjunction with 4Life’s investment in our Series C preferred stock and warrants. Pursuant to the 4Life Agreement, we granted 4Life an exclusive license to develop, make, manufacture, use, sell, and commercialize certain dietary supplements. The term of the exclusive license is five years from the commencement of product sales under the 4Life Agreement, which was in April 2021, with options to renew for additional five-year terms. We provide non-pharmaceutical product to 4Life for development, and 4Life pays royalties of 3% of incremental sales. 4Life is subject to an annual minimum sales requirement. If the minimum sales are unmet, 4Life may pay us an additional fee to maintain exclusivity or have the license converted to non-exclusive. Total revenue under the 4Life Agreement for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Product revenue from related parties	$—	$137	$—	$325
Royalty revenue from related parties	33	63	56	77
Total revenue from related parties	$33	$200	$56	$402

Note 18. Geographic and Segment Information

Geographic Information

Long-lived assets, which were composed of property and equipment, net by location, as of June 30, 2022 and December 31, 2021, were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
United States	$8,089	$5,142
Australia	—	30
Total property and equipment, net	$8,089	$5,172

Segment Information

Our operating segment profit measure is segment loss from operations, which is calculated as revenue less cost of revenue, research and development, and general and administrative expenses. Profit and loss information by reportable segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Drugs:
Revenue from external customers	$—	$—	$—	$—
Depreciation expense	(275)	(244)	(459)	(477)
Stock compensation expense	2,184	4,255	4,386	7,520
Loss from operations	(13,596)	(13,421)	(26,939)	(25,086)
Supplements:
Revenue from external customers	$35	$201	$65	$414
Depreciation expense	(12)	(11)	(23)	(22)
Stock compensation expense	—	—	—	—
Income (loss) from operations	1	(354)	8	(384)
Consolidated:
Revenue from external customers	$35	$201	$65	$414
Depreciation expense	(287)	(255)	(482)	(499)
Stock compensation expense	2,184	4,255	4,386	7,520
Loss from operations	(13,595)	(13,775)	(26,931)	(25,470)

A reconciliation of the total of the reportable segments’ loss from operations to consolidated net loss before income taxes for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Segment loss from operations	$(13,595)	$(13,775)	$(26,931)	$(25,470)
Total other income (expense), net	9,061	10,352	9,043	(17,781)
Net loss before income taxes	$(4,534)	$(3,423)	$(17,888)	$(43,251)

Segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets by reportable segment as of June 30, 2022 and December 31, 2021, were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Total assets:
Drugs	$17,617	$12,052
Supplements	288	337
Corporate	26,637	50,674
Consolidated	$44,542	$63,063

Additions to long-lived assets were through cash expenditure, accounts payable, and a lease incentive representing an allowance for facility alterations. For the six months ended June 30, 2022 and 2021, total additions were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Drugs	$3,399	$420
Supplements	—	—
Corporate	—	—
Consolidated	$3,399	$420

Note 19. Subsequent Events

On August 5, 2022, we amended and restated a promissory note pursuant to the 2022 MD Loan with DHCD. The amended and restated promissory note clarified the repayment terms of the note (see Note 9 under the heading “Maryland Loans”).

On August 9, 2022, we entered into a second amendment to the 2021 Avenue Loan which permits indebtedness secured by a lien of up to $3.0 million with any unrelated third-party providing equipment financing on terms reasonably acceptable to Avenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our or management team’s expectations, hopes, beliefs, intentions, or strategies regarding our future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” the “Company” or “our” are intended to mean the business and operations of Clene Inc. and its consolidated subsidiaries.

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

We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), a stockholder and related party. We anticipate these revenues to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials. We incurred a loss from operations of $13.6 million and $13.8 million for the three months ended June 30, 2022 and 2021, respectively; and $26.9 million and $25.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $181.2 million and $163.3 million, respectively.

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

Recent Developments of Our Clinical Programs

CNM-Au8®: We have one Phase 2/3 registration clinical trial, the Healey ALS Platform Trial, which is currently ongoing to establish the safety and efficacy of CNM-Au8 in patients with ALS. Based on discussions with the sponsor and review of data from the RESCUE-ALS clinical trial, the secondary and exploratory endpoints for CNM-Au8 (Regimen C) were recently revised in the statistical analysis plan, which has been submitted to the U.S. Food and Drug Administration (“FDA”). Secondary endpoints now include a combined joint-rank score based on survival and change in ALSFRS-R score (combined assessment of function and survival, or CAFS), change in slow vital capacity, and overall survival. Exploratory endpoints include change in hand-held dynamometry measurements, voice pathology measurements, time to clinical events, and biofluid-based pharmacodynamic and metabolic assays. The primary endpoint, change of the slope of the ALSFRS-R score from baseline to week 24, incorporating survival into the statistical model, is unchanged. Topline results are anticipated in the third quarter of 2022, with full unblinded results anticipated in the fourth quarter of 2022. Should the Healey ALS Platform Trial result in a statistically significant treatment benefit that supports the submission of a New Drug Application (“NDA”), we plan to discuss the totality of CNM-Au8 clinical data with the FDA in anticipation of an NDA filing in 2023.

We recently reported positive topline data from our Phase 2 VISIONARY-MS clinical trial which evaluated the efficacy and safety of CNM-Au8 in stable relapsing remitting MS patients. The trial was stopped prematurely due to COVID-19 pandemic operational challenges, limiting enrollment to 73 out of the 150 planned participants. Due to the limited enrollment, the threshold for significance was pre-specified at p=0.10 prior to database lock. The primary analysis was conducted in a modified intent to treat (“mITT”) population, which censored invalid data. The mITT population excluded data from a single site (n=9) with Low Contrast Letter Acuity (“LCLA”) testing execution errors and the timed 25-foot walk data from one subject with a change in mobility assist device. The ITT results were directionally consistent with the mITT results, although the ITT results were not significant. The trial met the primary endpoint of change from baseline in LCLA at 48 weeks compared to placebo. The trial also met the secondary endpoints of mean standardized change from baseline in the modified MS Functional Composite (“mMSFC”) and mMSFC average rank score. CNM-Au8 was well-tolerated, and there were no significant safety findings reported. The open label extension of VISIONARY-MS is ongoing.

We also completed the first dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial, and have initiated a second dosing cohort in non-active progressive MS patients which is expected to be complete by the end of 2022. We anticipate launching RESCUE-PD, a Phase 2 clinical trial for the treatment of patients with PD, in the fourth quarter of 2022.

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

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS, and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In March 2022, the FDA Peripheral and Central Nervous System Drugs Advisory Committee (“PCNSDAC”) reviewed a New Drug Application (“NDA”) for AMX0035, an investigational drug from Amylyx Pharmaceuticals, Inc., for the treatment of ALS. The PCNSDAC voted 4 (yes) and 6 (no) as to whether the data from a single randomized, controlled trial and the open-label extension study established a conclusion that AMX0035 was effective in the treatment of patients with ALS. The PCNSDAC will reconvene on September 7, 2022 to discuss additional analyses of AMX0035 clinical trial data, and the FDA has extended the review timeline of the NDA, with a Prescription Drug User Fee Act (“PDUFA”) goal date of September 29, 2022. In June 2022, Health Canada conditionally approved AMX0035 for the treatment of ALS.

In May 2022, the FDA approved an orally administered version of edaravone, which has been available since 2017 as an intravenous infusion for the treatment of ALS. Additionally, in July 2022, the FDA accepted an NDA for tofersen, an investigational drug from Biogen Inc., for the treatment of superoxide dismutase 1 (“SOD1”) ALS. The NDA has been granted priority review with a PDUFA goal date of January 25, 2023.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the COVID-19 outbreak. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the COVID-19 pandemic and its effects on our business and operations remain uncertain. The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and clinical trials, delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In particular, we and our third-party contract research organizations (“CROs”) have faced disruptions that have affected our ability to initiate and complete preclinical studies, caused manufacturing disruptions, and created delays at clinical trial site initiation and clinical trial enrollment, leading to the early conclusion of an ongoing clinical trial. The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the COVID-19 pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations.

We are monitoring the potential impact of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of certain of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic. We are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

Earn-Out Shares

In connection with the Reverse Recapitalization, certain of Clene Nanomedicine’s common stockholders are entitled to receive earn-out payments (the “Clene Nanomedicine Contingent Earn-out”), and Tottenham’s former officers and directors and Norwich Investment Limited (collectively, the “Initial Stockholders”) are entitled to receive earn-out payments (the “Initial Stockholders Contingent Earn-out,” and both collectively the “Contingent Earn-outs”) based on achieving certain milestones. The Contingent Earn-outs have been classified as liabilities in the condensed consolidated balance sheets and were initially measured at fair value on the date of the Reverse Recapitalization and are subsequently remeasured to fair value at each reporting date. The change in fair value of the Contingent Earn-outs has been recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	Dollars	%	2022	2021	Dollars	%
Product revenue	$2	$138	$(136)	(99)%	$9	$337	$(328)	(97)%
Royalty revenue	33	63	(30)	(48)%	56	77	(21)	(27)%
Total revenue	35	201	(166)	(83)%	65	414	(349)	(84)%
Operating expenses:
Cost of revenue	—	555	(555)	(100)%	—	798	(798)	(100)%
Research and development	9,166	6,472	2,694	42%	17,746	12,747	4,999	39%
General and administrative	4,464	6,949	(2,485)	(36)%	9,250	12,339	(3,089)	(25)%
Total operating expenses	13,630	13,976	(346)	(2)%	26,996	25,884	1,112	4%
Loss from operations	(13,595)	(13,775)	180	1%	(26,931)	(25,470)	(1,461)	(6)%
Total other income (expense), net	9,061	10,352	(1,291)	(12)%	9,043	(17,781)	26,824	151%
Net loss before income taxes	(4,534)	(3,423)	(1,111)	(32)%	(17,888)	(43,251)	25,363	59%
Income tax benefit	—	72	(72)	(100)%	—	144	(144)	(100)%
Net loss	$(4,534)	$(3,351)	$(1,183)	(35)%	$(17,888)	$(43,107)	$25,219	59%

Revenue

Product revenue totaled $2,000 and $0.1 million for the three months ended June 30, 2022 and 2021, respectively; and $9,000 and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, in our Supplements segment related to (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor.” Royalty revenue totaled $33,000 and $63,000 for the three months ended June 30, 2022 and 2021, respectively; and $56,000 and $77,000 for the six months ended June 30, 2022 and 2021, respectively, under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. For more details on the supply and license agreements, see Note 17 to our condensed consolidated financial statements.

Cost of Revenue

Cost of revenue totaled $0 and $0.6 million for the three months ended June 30, 2022 and 2021, respectively; and $0 and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, relating to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx™ dietary supplements.

Research and Development Expense

Research and development expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	Dollars	%	2022	2021	Dollars	%
CNM-Au8	$3,028	$2,134	$894	42%	$5,833	$4,506	$1,327	29%
CNM-ZnAg	484	384	100	26%	1,893	517	1,376	266%
Unallocated	2,179	884	1,295	146%	3,183	1,287	1,896	147%
Personnel	2,642	1,462	1,180	81%	5,260	3,434	1,826	53%
Stock-based compensation	833	1,608	(775)	(48)%	1,577	3,003	(1,426)	(47)%
Total research and development	$9,166	$6,472	$2,694	42%	$17,746	$12,747	$4,999	39%

The change in research and development expenses was primarily due to the following:

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
(iii)
an increase in unallocated expenses, primarily due to increased rent and utility expenses related to our newly-leased facility in Elkton, Maryland and our expanded facility in North East, Maryland; and increased research, manufacturing, and materials expenses; partially offset by decreased depreciation expense;
(iv)
an increase in personnel expenses, primarily due to our increased headcount; and
(v)
a decrease in stock-based compensation expense, primarily due to a decrease in stock-based compensation expense from restricted stock awards, partially offset by an increase in stock-based compensation expense from stock options.

General and Administrative Expense

General and administrative expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	Dollars	%	2022	2021	Dollars	%
Directors’ and officersʼ insurance	$849	$929	$(80)	(9)%	$1,698	$1,903	$(205)	(11)%
Legal	149	451	(302)	(67)%	327	645	(318)	(49)%
Finance and accounting	273	1,115	(842)	(76)%	684	2,341	(1,657)	(71)%
Public and investor relations	139	794	(655)	(82)%	469	877	(408)	(47)%
Personnel	1,260	823	437	53%	2,441	1,629	812	50%
Stock-based compensation	1,351	2,647	(1,296)	(49)%	2,809	4,517	(1,708)	(38)%
Other	443	190	253	133%	822	427	395	93%
Total general and administrative	$4,464	$6,949	$(2,485)	(36)%	$9,250	$12,339	$(3,089)	(25)%

The change in general and administrative expense was primarily due to the following:

(i)
a decrease in directors’ and officers’ insurance fees;
(ii)
a decrease in legal fees after completing the Reverse Recapitalization and subsequent registration statement filings with the SEC, decreased patent and trademark expenses, and decreased corporate legal fees;
(iii)
a decrease in finance and accounting fees after completing the Reverse Recapitalization and subsequent filings with the SEC, including decreased fees from consultants and other financial vendors; decreased fees for various institutions, investment bankers, advisors, and auditors; partially offset by an increase in tax fees;
(iv)
a decrease in fees related to our public and investor relations efforts;
(v)
an increase in personnel expenses, primarily due to our increased headcount;
(vi)
a decrease in stock-based compensation expense, primarily due to a decrease in stock-based compensation expense from restricted stock awards, partially offset by an increase in stock-based compensation expense from stock options; and
(vii)
an increase in other expenses, primarily due to an increase in expenses related to business development, travel, information technology, supplies and equipment, corporate and liability insurance, and depreciation; and increased rent and utility expenses related to our newly-leased facility in Elkton, Maryland and our expanded facility in North East, Maryland; partially offset by a decrease in office expenses.

Total Other Income (Expense), Net

Total other income (expense), net, for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	Dollars	%	2022	2021	Dollars	%
Interest expense	$(751)	$(26)	$(725)	(2,788)%	$(1,533)	$(577)	$(956)	(166)%
Gain on extinguishment of notes payable	—	—	—	0%	—	647	(647)	(100)%
Gain on termination of lease	—	—	—	0%	420	—	420	100%
Change in fair value of common stock warrant liability	20	133	(113)	(85)%	2	133	(131)	(98)%
Change in fair value of Clene Nanomedicine contingent earn-out	8,310	8,640	(330)	(4)%	8,253	(16,970)	25,223	149%
Change in fair value of Initial Stockholders contingent earn-out	1,066	1,232	(166)	(13)%	1,054	(1,729)	2,783	161%
Australia research and development credit	356	375	(19)	(5)%	655	714	(59)	(8)%
Other income (expense), net	60	(2)	62	3,100%	192	1	191	19,100%
Total other income (expense), net	$9,061	$10,352	$(1,291)	(12)%	$9,043	$(17,781)	$26,824	151%

The change in total other income (expense), net, was primarily due to the following:

(i)
an increase in interest expense primarily due to increased interest expense on notes payable and increased amortization of debt discount and debt issuance costs from our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”);
(ii)
gain on extinguishment of debt due to forgiveness of a Paycheck Protection Program loan (the “PPP Loan”) by the United States (“U.S.”) Small Business Administration during the six months ended June 30, 2021;
(iii)
gain on termination of lease due to the termination of an operating lease for office space for the six months ended June 30, 2022;
(iv)
a gain from an increase in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability. The changes in fair value were due to changes in the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Policies and Estimates”);
(v)
income due to the Australia research and development credit. We recognized Australia research and development credit in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage; and
(vi)
other income, primarily due to interest income on cash, cash equivalents, and marketable securities.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21% for the three and six months ended June 30, 2022 and 2021. We are also subject to state income tax in Utah and Maryland, at a rate of 4.85% and 8.25%, respectively, for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia on March 5, 2018 and is subject to corporate income tax at a rate of 25% for the three and six months ended June 30, 2022 and 2021, respectively. Clene Australia income tax benefit totaled $0 and $0.1 million for the three months ended June 30, 2022 and 2021, respectively; and $0 and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. We recorded other income of $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively; and $0.7 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively, for research and development credits pertaining to Clene Australia for the 2022 and 2021 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V., was established in the Netherlands on April 21, 2021 and is subject to corporate income tax at a rate of 15% up to €395,000 of taxable income and 25.8% for taxable income in excess of €395,000. Clene Netherlands B.V. had no taxable income or provision for income taxes for the three and six months ended June 30, 2022 and 2021.

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

•
gross proceeds of $0.9 million from stock option exercises;
•
gross proceeds of $1.2 million through government lending;
•
gross proceeds of $2.3 million from grants from various organizations;
•
gross cash proceeds of $31.8 million from the Reverse Recapitalization and the December 2020 private placement of Common Stock;
•
gross cash proceeds of $0.6 million from a PPP Loan obtained through the U.S. Small Business Administration, which was forgiven in January 2021;
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

Going Concern

We incurred a loss from operations of $13.6 million and $13.8 million for the three months ended June 30, 2022 and 2021, respectively; and $26.9 million and $25.5 million for the six months ended June 30, 2022 and 2021, respectively. Our accumulated deficit was $181.2 million and $163.3 million as of June 30, 2022 and December 31, 2021, respectively. Our cash, cash equivalents, and marketable securities totaled $26.3 million and $50.3 million as of June 30, 2022 and December 31, 2021, respectively, and net cash used in operating activities was $22.8 million and $17.7 million for the six months ended June 30, 2022 and 2021, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect our expenses to increase significantly and to incur additional losses in the future to fund our operations, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect our expenses relating to regulatory compliance and sales and marketing personnel to increase significantly as we prepare to commence commercialization if we obtain regulatory approval for our drug candidates.

Our management performs strategic reviews of our operating plans and budgets, considering the status of our product development programs, human capital, capital needs and resources, and current capital market conditions. Based on these reviews, our Board of Directors and management make adjustments to our operating plans and budgets to allocate our projected cash expenditures. Notwithstanding these ongoing adjustments, we project that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due, and we must obtain additional financing. Additionally, pursuant to our term loan with Avenue, we must maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we intend to implement plans to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as potentially utilizing additional funds available under our term loan with Avenue, subject to certain contingent conditions (see Note 9), as well as our existing at-the-market facility. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. Depending on the results of our plans, we may need to implement cost-saving initiatives, including potentially delaying or reducing research and development programs and commercialization efforts. As a result, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

Firm commitments for funds include approximately $0.1 million and $1.0 million of payments under finance and operating lease obligations, respectively; payment of interest on notes payable totaling $2.3 million; and commitments under various agreements for capital expenditures totaling $3.7 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; capital expenditures related to construction and expansion of our manufacturing facilities; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $0.1 million and $8.1 million of payments under finance and operating lease obligations, respectively; and interest and principal repayment of notes payable of $23.9 million.

Use of Funds

Our cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(22,814)	$(17,713)
Net cash used in investing activities	(20,857)	(420)
Net cash provided by financing activities	783	21,898
Effect of foreign exchange rate changes on cash	(147)	(33)
Net increase (decrease) in cash	$(43,035)	$3,732

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $22.8 million for the six months ended June 30, 2022, which resulted from a net loss of $17.9 million, adjusted for non-cash items totaling $4.2 million and a net change in operating assets and liabilities of $0.8 million. Significant non-cash items included (i) depreciation expense of $0.5 million relating to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.2 million; (iii) stock-based compensation expense of $4.4 million; (iv) gain on termination of lease of $0.4 million; (v) accretion of debt discount of $0.4 million; (vi) non-cash interest expense of $0.1 million; and (vii) the changes in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $8.3 million and $1.1 million, respectively. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. The net change in operating assets and liabilities was primarily attributable to the following: (a) a decrease in accounts receivable of $49,000 and an increase in accounts payable of $1.5 million due to the timing of vendor invoicing and payments; (b) an increase in inventory of $0.1 million; (c) an increase in prepaid expenses and other current assets of $1.0 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in Australia research and development credit receivable; (d) a decrease in accrued liabilities of $1.0 million primarily due to decreased accrued compensation and benefits; and (e) a decrease in operating lease obligations of $0.2 million.

Net cash used in operating activities was $17.7 million for the six months ended June 30, 2021, which resulted from a net loss of $43.1 million, adjusted for non-cash items totaling $26.4 million and a net change in operating assets and liabilities of $1.0 million. Non-cash items primarily consisted of the following: (i) depreciation expense of $0.5 million, (ii) stock-based compensation expense of $7.5 million, (iii) change in fair value of Clene Nanomedicine Contingent Earn-out of $17.0 million, (iv) change in fair value of Initial Stockholders Contingent Earn-out of $1.7 million, (iv) gain on extinguishment of debt of $0.6 million and increase in interest accrued on notes payable and accretion of debt discount of $0.4 million. The net change in operating assets and liabilities was primarily attributable to the following: (a) a decrease in inventory of $0.1 million, (b) an increase in accounts receivable of $48,000, (c) an increase in prepaid expenses and other current assets of $1.5 million due to the increase in Australia research and development credit receivable, metal to be used in research and development, and directors and officers insurance; partially offset by a decrease in CRO prepayments, (d) an increase in accounts payable of $0.6 million, (e) a decrease in operating lease obligations of $0.1 million, (f) an increase in accrued liabilities of $0.1 million due to the timing of vendor invoicing and payments, and (g) a decrease in deferred income tax of $0.1 million.

Investing Activities

Net cash used in investing activities was $20.9 million for the six months ended June 30, 2022, which consisted of (i) purchases of marketable securities of $24.5 million and (ii) purchases of property and equipment of $1.8 million, offset primarily by (iii) proceeds from maturity of marketable securities of $2.5 million and (iv) proceeds from sale of marketable securities of $3.0 million. Net cash used in investing activities was $0.4 million for the six months ended June 30, 2021, which consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2022, which primarily consisted of (i) proceeds from exercise of stock options of $0.3 million and (ii) proceeds from the issuance of notes payable of $0.7 million, offset primarily by (iii) payments of finance lease obligations of $0.1 million, (iv) payment of debt issuance costs of $30,000, and (v) payment of deferred offering costs of $0.1 million. Net cash provided by financing activities was $21.9 million for the six months ended June 30, 2021, which primarily consisted of (i) proceeds from exercise of stock options of $0.1 million, (ii) proceeds from the issuance of notes payable of $15.0 million offset by payments of debt issuance costs of $0.5 million, and (iii) proceeds from the May 2021 private placement of common stock of $9.3 million, offset primarily by (iv) payments of finance lease obligations of $0.1 million and (v) payments of deferred offering costs of $1.9 million.

Maryland Loans

In February 2019, we entered into a loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland. The agreement provides for a term loan of $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative and negative covenants until maturity, including providing information about the Company and our operations; limitations on our ability to retire, repurchase, or redeem our common or preferred stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. There are no financial covenants associated with the 2019 MD Loan. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” at issuance based on 119,907 shares of Common Stock. Repayment of the full balance is due on February 22, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of June 30, 2022 and December 31, 2021, the note was recorded at principal plus accrued interest in the condensed consolidated balance sheets.

In May 2022, we entered into a loan agreement (the “2022 MD Loan”) with DHCD which provides for a term loan of up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain personal property (the “Assets”) related to the production of pharmaceutical drugs. As of June 30, 2022, we had drawn $0.7 million under the term loan, with the remainder available upon our submission of disbursement requests to purchase the Assets. The 2022 MD Loan matures on July 1, 2027 (the “Maturity Date”). The first twelve payments, commencing on July 1, 2022, are deferred. Immediately thereafter, there shall be eighteen monthly installments of interest-only based on the actual amount advanced under the loan, each up to a maximum amount of $15,000; followed by thirty monthly installments of principal and interest, each in the amount of $33,306, which is due and payable even if the entire loan has not been advanced prior to the date such monthly payment is due and payable, with a balloon payment of all accrued and unpaid interest and principal due on the Maturity Date. We recorded $31,000 of debt issuance costs that are being amortized over the contractual term using the effective interest method. Pursuant to the 2022 MD Loan, DHCD was granted a continuing security interest in the Assets as collateral. Under a priority of liens agreement by and between DHCD and Avenue Venture Opportunities Fund, L.P. (“Avenue”), an existing secured creditor of the Company, DHCD’s continuing security interest in the Assets shall be a first priority lien.

Cecil County Loan

In April 2019, we entered into a loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the state of Maryland. The agreement provides for a term loan of $0.1 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative covenants until maturity, including providing information about the Company and our operations. There are no financial covenants associated with the 2019 Cecil Loan. We are not in violation of any covenants. The 2019 Cecil Loan established “Phantom Shares” at issuance based on 23,981 shares of Common Stock. Repayment of the full balance is due on April 30, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of June 30, 2022 and December 31, 2021, the note was recorded at principal plus accrued interest in the condensed consolidated balance sheets.

Avenue Loan

In May 2021, we entered into a loan agreement (the “2021 Avenue Loan”) with Avenue. The agreement provides for a 42-month term loan of up to $30.0 million. The first tranche is $20.0 million (“Tranche 1”), of which $15.0 million was funded at close and $5.0 million was funded in September 2021. We incurred issuance costs of $0.6 million of which $46,951 was expensed immediately. The remaining unfunded tranche of $10.0 million (“Tranche 2”) is available until December 31, 2022. Funding of Tranche 2 is subject to (a) our receipt of $5.0 million financing through the state of Maryland; (b) our achievement of a statistically significant result in certain clinical trials (“Performance Milestone 1”); (c) our receipt of net proceeds of at least $30.0 million from the sale and issuance of our equity securities between May 2, 2021 and December 31, 2022; and (d) mutual agreement of us and Avenue. The 2021 Avenue Loan bears interest at a variable rate equal to the sum of (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of June 30, 2022 and December 31, 2021, the interest rate was 11.35% and 9.85%, respectively. Payments are interest-only for the first 12 months and have been extended an additional 12 months (the “First Interest-only Period Extension”) based on our achievement of Performance Milestone 1. Payments may be extended up to 36 months if we (i) achieve the First Interest-only Period Extension and (b) draw from Tranche 2. The loan principal will amortize equally from the end of the interest period to the expiration of the 42-month term on December 1, 2024. On the maturity date, an additional payment equal to 4.25% of the funded loans, currently equal to $0.9 million (the “Final Payment”), is due in addition to the remaining unpaid principal and accrued interest. The Final Payment was recorded as a debt premium and is being amortized over the contractual term using the effective interest method. The Final Payment is related to the loan host and is not bifurcated pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). We are subject to affirmative and negative covenants until maturity in the absence of prepayments, including providing information about the Company and our operations; limitation on our ability to retire, repurchase, or redeem our Common Stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. Also pursuant to the 2021 Avenue Loan, we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million, provided that upon our (i) achievement of Performance Milestone 1, and (ii) receiving of net proceeds of at least $30.0 million from the sale and issuance of our equity securities, we shall no longer be subject to financial covenants. We are not in violation of any covenants. Avenue also has the ability to make all obligations under the 2021 Avenue Loan immediately due and payable upon occurrence of certain events of default or material adverse effects, as outlined in the loan agreement. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest.

Pursuant to the agreement, we granted Avenue a warrant to purchase 115,851 shares of Common Stock (the “Avenue Warrant”) at an exercise price of $8.63 per share. Upon the funding of Tranche 2, the Avenue Warrant shall be adjusted to include an additional estimated 245,832 shares of Common Stock, which is equal to 5% of the principal amount of Tranche 2, divided by the five (5)-day VWAP per share as of the end of trading on the last trading day before the issuance of Tranche 2. We accounted for the Tranche 2 contingently-issuable warrant at inception of the 2021 Avenue Loan in accordance with ASC 815 and the fair value and issuable shares are remeasured at each reporting period.

Avenue has the right, in its discretion, but not the obligation, at any time between May 21, 2022 through May 21, 2024, while the loan is outstanding, to convert up to $5.0 million of principal into Common Stock (the “Conversion Feature”) at a price per share equal to 120% of the Avenue Warrant exercise price. The Conversion Feature is subject to certain minimum price and volume conditions of our Common Stock on Nasdaq. The Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock potentially issuable upon conversion is 482,703 shares. We classified $5.0 million of the 2021 Avenue Loan as convertible notes payable as of June 30, 2022 and December 31, 2021, with unamortized debt discount and issuance costs of $0.3 million and $0.4 million, respectively.

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

During the three and six months ended June 30, 2022, no shares of Common Stock were sold under the Distribution Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. We base our estimates on historical experience, known trends and events, contractual milestones, and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We consider the following estimates to be critical as they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. See Note 2 to our condensed consolidated financial statements for a description of other significant accounting policies.

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to the Contingent Earn-outs payments based on achievement of certain milestones. In accordance with ASC 815, we classified the Contingent Earn-outs as liabilities and measured them at fair value on the date of the Reverse Recapitalization. We remeasure the liabilities at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. We estimate the fair value using a Monte Carlo valuation model, which requires significant judgment. The unobservable inputs include the expected stock price volatility, the risk-free interest rate, and the expected term.

As of June 30, 2022 and December 31, 2021, the unobservable inputs were as follows:

	June 30,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	3.00%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term	3.50 years	4.00 years

We recorded a gain due to the change in fair value of the Clene Nanomedicine Contingent Earn-out of $8.3 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively; and a gain of $8.3 million and loss of $17.0 million for the six months ended June 30, 2022 and 2021, respectively. We recorded a gain due to change in fair value of the Initial Stockholders Contingent Earn-out of $1.1 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively; and a gain of $1.1 million and loss of $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

Convertible Notes

Pursuant to the 2021 Avenue Loan, $5.0 million of the outstanding principal is subject to the Conversion Feature. In accordance with Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified this portion as convertible notes payable in the condensed consolidated balance sheets and did not bifurcate the Conversion Feature from the host contract. Consequently, we account for the convertible note as a single liability measured at its amortized cost. As of June 30, 2022 and December 31, 2021, the convertible note was carried at $4.7 million and $4.6 million, respectively.

Common Stock Warrant Liability

Pursuant to the 2021 Avenue Loan, we issued the Avenue Warrant. In accordance with ASC 815, we recognized both the issued Tranche 1 warrant and the Tranche 2 warrant issuable pursuant to the potential draw of Tranche 2 as liabilities measured at fair value. As we did not complete a bona fide round of equity financing by March 31, 2022, the exercise price and underlying shares of the Tranche 1 warrant became fixed and therefore qualified for equity classification. We remeasured the Tranche 1 warrant liability to fair value as of March 31, 2022 and recognized the change in fair value in the condensed consolidated statements of operations and comprehensive loss and the Tranche 1 warrant liability was reclassified to additional paid-in-capital. We remeasure the Tranche 2 warrant liability at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

We estimate the fair value using a Black-Scholes option-pricing model, with a probability weight related to the potential draw of Tranche 2, which requires significant judgment. The unobservable inputs include the expected stock price volatility, risk-free interest rate, expected term, and the probability of drawing Tranche 2. As of June 30, 2022 and December 31, 2021, the unobservable inputs were as follows:

	June 30,	December 31,
	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	3.00%	1.20%
Expected dividend yield	0.00%	0.00%
Expected term	3.70 years	3.89 – 4.39 years
Probability of drawing Tranche 2	45.00%	50.00%

We recorded a change in fair value of the common stock warrant liability of $20,000 and $0.1 million for the three months ended June 30, 2022 and 2021, respectively; and $2,000 and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes

We account for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized in the condensed consolidated financial statements. First, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The estimation of these factors requires significant judgment. Based on our evaluation of these factors, we have not recorded income tax benefits for the net operating losses or for research and development tax credits or other deferred tax assets due to uncertainty of realizing benefits from these items.

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the six months ended June 30, 2022 and 2021, the unobservable inputs were as follows:

	Six Months Ended June 30,
	2022	2021
Expected stock price volatility	89.57% – 93.38%	84.80% – 87.70%
Risk-free interest rate	1.65% – 3.00%	0.59% – 1.90%
Expected dividend yield	0.00%	0.00%
Expected term of options	5.00 – 6.98 years	6.00 years

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the six months ended June 30, 2022 and 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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
•
we engaged external consultants to assist in the design, implementation, and documentation of internal controls that address the relevant risks and provide for appropriate evidence of performance of the internal control; and
•
we implemented a new Enterprise Resource Planning (“ERP”) system that will significantly enhance the information technology general controls environment.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A, Risk Factors of our 2021 Annual Report on Form 10-K which was filed with the SEC on March 11, 2022. There have been no material changes to the risk factors since previously disclosed in the 2021 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

None.

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 5, 2022, we amended and restated a promissory note (the “Amended Promissory Note”) pursuant to a security agreement, dated May 17, 2022, with the Department of Housing and Community Development, a principal department of the State of Maryland (the “DHCD”). The Amended Promissory Note clarifies that borrowings mature on July 1, 2027 (the “Maturity Date”); the first twelve payments, commencing on July 1, 2022, are deferred; and immediately thereafter there shall be eighteen monthly installments of interest-only based on the actual amount advanced under the loan, each up to a maximum amount of $15,000; followed by thirty monthly installments of principal and interest, each in the amount of $33,306, which is due and payable even if the entire loan has not been advanced prior to the date such monthly payment is due and payable, with a balloon payment of all accrued and unpaid interest and principal due on the Maturity Date.

On August 9, 2022, we entered into a second amendment to loan and security agreement (the “Amended Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”), which permits indebtedness secured by a lien of up to $3.0 million with any unrelated third-party providing equipment financing on terms reasonably acceptable to Avenue.

The foregoing descriptions of the Amended Promissory Note and Amended Loan Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Promissory Note and Amended Loan Agreement, which are filed herewith as Exhibit 10.5 and Exhibit 10.6 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on July 16, 2021).
3.2	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1

Equity Distribution Agreement, dated April 14, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on April 14, 2022).

10.2

Security Agreement, dated May 17, 2022, by Clene Nanomedicine, Inc. in favor of the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant on May 19, 2022).

10.3#

Disbursement Agreement, dated May 17, 2022, by and between Clene Nanomedicine, Inc. and the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the Registrant on May 19, 2022).

10.4

Promissory Note, dated May 17, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the Registrant on May 19, 2022).

10.5*	Amended and Restated Promissory Note, dated July August 5, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland.
10.6*##	Second Amendment to Loan and Security Agreement, dated August 9, 2022, by and between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Certain information has been redacted from this Exhibit in accordance with Item 601(a)(6) of Regulation S-K.
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

CLENE INC.

Dated: August 15, 2022	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: August 15, 2022	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer