Form 10-K
period 2022-12-31
Clene Inc.
filed 2023-03-13
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(801) 676 9695

(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $85.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $2.52 per share.

The number of shares outstanding of the Registrant’s shares of common stock as of March 9, 2023 was 76,929,203.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of fiscal year to which this report relates.

CLENE INC.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding our future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our future financial performance, including our ability to continue as a going concern;

●	our plans and strategies to raise additional funding;

●	the clinical results of our drug candidates;

●	the likelihood of commercial success for our drug candidates;

●	our plans and strategies to obtain and maintain regulatory approvals of our drug candidates;

●	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets, either alone or in combination with others;

●	changes in the market for our products;

●	expansion plans and opportunities; and

●	other factors detailed under the section entitled “Risk Factors.”

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our substantial dependence on the successful commercialization of our drug candidates, if approved, in the future;

●	our inability to maintain the listing of our common stock, $0.0001 par value (“Common Stock”) on the Nasdaq Stock Market LLC (“Nasdaq”);

●	our significant net losses and net operating cash outflows;

●	our ability to demonstrate the efficacy and safety of our drug candidates;

●	the clinical results for our drug candidates, which may not support further development or marketing approval;

●	actions of regulatory agencies, which may affect the initiation, timing, and progress of clinical trials and marketing approval;

●	our ability to achieve commercial success for our marketed products and drug candidates, if approved;

●	our ability to obtain and maintain protection of intellectual property for our technology and drugs;

●	our reliance on third parties to conduct drug development, manufacturing, and other services;

●	our limited operating history and our ability to obtain additional funding for operations and to complete the licensing or development, and commercialization of our drug candidates;

●	the impact of the COVID-19 pandemic on our clinical development, commercial, and other operations;

●	changes in applicable laws or regulations;

●	the effects of inflation;

●	the effects of staffing and materials shortages;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors.”

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

●

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce, or terminate our drug development or commercialization efforts.

●	We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

●	We may encounter difficulties in managing our growth and expanding our operations successfully, which could adversely affect our business, financial condition, results of operations, and prospects.

●

Changes in government regulation or in practices relating to the pharmaceutical and biotechnology industries, including potential healthcare reform, could decrease the need for our drug candidates, or make it more difficult to obtain regulatory approvals for our drug candidates and commercialize them.

●

If we, or any contract research organization (“CRO”) we may engage, fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

●	Our internal computer systems, or those used by any CROs or other third-party contractors or consultants we may engage, may fail or suffer security breaches.

●

We manufacture all of our drug candidates ourselves, and intend to manufacture most, if not all, of any approved drugs ourselves as well, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

●	Delays in completing and receiving regulatory approvals for our manufacturing facilities could delay our development plans or commercialization efforts, which could harm our business.

●	We may fail to get regulatory approval for our products, or such approval could be significantly delayed.

●	Damage to, destruction of, or interruption of production at our manufacturing facilities could negatively affect our business and prospects.

●	Significant inflation could adversely affect our business, financial condition, and results of operations.

●	Our future success depends on our ability to retain key executives and to attract, train, retain, and motivate qualified and highly skilled personnel.

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

Our clean-surfaced nanocrystals exhibit catalytic activities many-fold higher than other commercially available nanoparticles, produced using various techniques, that we have comparatively evaluated. We have multiple drug candidates currently in development and/or clinical trials for applications primarily in neurology. Our efforts are currently focused on addressing the high unmet medical related to central nervous system disorders including Amyotrophic Lateral Sclerosis (“ALS”), Multiple Sclerosis (“MS”), and Parkinson’s Disease (“PD”).

The Clene Approach

The Clene approach to drug development is innovation focused and scientifically driven.

●

Innovation focused—There are a significant number of diseases with a high impact on human health that have proven exceedingly challenging for traditional small-molecule or biologic drug development approaches. Our approach involves the innovation of highly catalytically-active therapeutic nanocrystals with novel mechanisms of action that result from proprietary advances in nanotechnology, plasma and quantum physics, biochemistry, and materials science. This platform affords us the ability to make new drug modalities targeting a wide range of diseases that have eluded intervention using traditional small molecule or monoclonal antibody approaches.

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

●

Wide range of applicability—Energy metabolism is a fundamental mechanism in all living cells, and CSN therapeutics that improve cellular energetic production and utilization have the potential to be applied to many different disease states and cell types. An advantage of this approach is that a single drug candidate can be developed to hit multiple targets in multiple diseased cell types, presently being investigated across multiple clinical trials with our lead asset, CNM-Au8®, a catalytically-active gold nanocrystal suspension. We continue to explore ways in which the unique mechanisms of action of CSN therapeutics can be applied across different diseases.

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

Intellectual Property, Trade Secrets and Manufacturing

We are the sole inventors of our manufacturing processes, devices, and drugs. These inventions are protected by a comprehensive intellectual property portfolio of over 150 patents issued worldwide, with approximately 20 additional patents pending. See “—Intellectual Property” for more details. The patents relate to (1) the devices that manufacture our CSN therapeutic drug candidates, (2) the processes involved in the use of these devices, (3) the drug candidates manufactured in these devices, and (4) the methods of use for the drug candidates. In addition to filings for United States (“U.S.”) and foreign patents, we will continue to protect and maintain our proprietary position by the use of trademarks, trade secrets, copyright protection, and continued technological innovation. For example, years of intensive research and development were invested in fine-tuning our production and delivery processes to the point where we expect to be able to consistently, reliably, and affordably produce our drug candidates, including our lead asset, CNM-Au8®, to meet large scale needs. We believe that any attempts to reverse engineer or otherwise replicate our discoveries would be extraordinarily challenging for potential competitors without violating our intellectual property protections.

We are also focused on building out a robust and relevant trade secret portfolio. Our trade secret portfolio largely relates to the liquid handling and processing of our water-based products from start to finish. In the case of our lead asset, CNM-Au8, highly purified water containing at least one processing enhancer enters the production device where it is exposed to a plasma-conditioning step. The exact nature of the plasma conditioning affects additional constituents that can become part of the flowing water thus affecting the subsequent crystal growth processes. Likewise, many details of the electrode design, configuration, and operation also affect the electrochemical crystal growth processes that occur at each electrode set. Similarly, many design and operational aspects of each production device directly affect the electrochemical crystal growth processes that occur at each electrode set. Finally, various aspects of liquid handling subsequent to crystal growth, such as concentration and filling, are critical so as not to introduce any contaminants into the liquid, which could alter the surfaces of the nanocrystals, thus adding toxicity and/or adversely affecting efficacy of the biological catalysis processes. We continue to explore additional ways to expand our trade secret portfolio in various aspects of the design, production, control and manufacture of our products.

Our manufacturing facility meets rigorous international Good Manufacturing Processes (“GMP”) standards in producing our CSN therapeutics. We have the expertise to expand and scale up production as we continue to meet anticipated future demand for our products.

Products

Our CSN therapeutic candidates aim to address high unmet medical needs in several disease areas including primarily:

(1)	disease modification of central nervous system disorders, including ALS, MS, and PD;

(2)	the treatment of infectious diseases; and

(3)	accelerated wound healing and scar formation.

In addition to the development of catalytically-active, faceted, clean-surfaced nanocrystals, our electro-crystal-chemistry platform can produce ionic solutions of various transition elements including silver, zinc, and others—elements which have proven historical utility in the treatment of disease.

●

CNM-Au8, our lead asset, is a highly concentrated aqueous suspension of catalytically-active, clean-surfaced, faceted gold nanocrystals. CNM-Au8’s catalytic mechanisms target the energetic deficits, oxidative stress, and accumulation of misfolded proteins that are common to many neurodegenerative diseases. CNM-Au8 is hypothesized to act as a neuroprotective and remyelinating therapy in neurodegenerative disease states in order to: (1) drive, support, and maintain beneficial metabolic and energetic cellular reactions within diseased, stressed, and/or damaged cells, (2) directly catalyze the reduction of harmful, reactive oxygen species (“ROS”), and (3) promote protein homeostasis via activation of the heat shock factor-1 pathway, recognized to dampen the cytotoxicity caused by misfolded and denatured proteins, which are known to occur ubiquitously in neurodegenerative diseases. We believe that CNM-Au8 is the only drug candidate in development with these unique catalytic mechanisms of action using nanocrystals. Nonclinical toxicology studies have demonstrated no adverse effect levels (“NOAELs”) even up to maximum feasible dosing levels for oral administration. In vitro and in vivo pharmacology studies have demonstrated that CNM-Au8 treatment enhances remyelination and neuroprotection in numerous models of ALS, MS, and PD. A Phase 1 First-In-Human study did not reveal safety or tolerability concerns for CNM-Au8 in healthy human volunteers. Similarly, no significant safety signals have been identified across all completed Phase 2 clinical trials in ALS, MS, and PD populations. Two Phase 2 clinical trials in ALS (RESCUE-ALS and the HEALEY ALS Platform Trial) suggested efficacy signals without any significant safety findings. The VISIONARY-MS Phase 2 clinical trial showed efficacy signals in the modified intent to treat (“mITT”) population and improved paraclinical findings for MRI and visual evoked potential (“VEP”) endpoints without significant safety findings. Phase 2 brain imaging studies in MS and PD demonstrated target engagement with CNM-Au8 treatment impacting brain energy metabolites. Our ongoing and completed clinical trials and Expanded Access Programs (“EAPs”) are discussed in detail below.

●

CNM-ZnAg is a broad-spectrum antiviral, antibacterial agent comprised of zinc (Zn2+) and silver (Ag+) ions under development to treat infectious disease and to provide immune support for symptom resolution. Zn2+ and Ag+ ions are produced in aqueous solutions using our electrochemistry manufacturing platform; combining Zn2+ and Ag+ ions made in this manner leads to enhanced bioavailability of the ions and potentially, synergistic immune system effects. We completed one clinical trial for the treatment of COVID-19 with no benefit observed versus placebo for the primary endpoint, time to substantial symptom resolution. Additional exploratory efficacy analyses are underway. CNM-ZnAg was safe and well-tolerated, and no safety signals were identified.

●

CNM-AgZn17 is a gel polymer suspension of Zn2+ and Ag+ under development for treatment of infectious diseases and to support wound healing. We have demonstrated in in vitro assays that CNM-AgZn17 has broad-based anti-viral and anti-bacterial activity against common and antibiotic resistant pathogens such as Methicillin-resistant Staphylococcus aureus. We have also shown enhanced wound healing benefits in animal models of diabetic wound healing and decreased scar formation following burns. We anticipate filing an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) and subsequently plan to initiate a Phase 1 dermal First-In-Human safety study with CNM-AgZn17 in 2024.

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

Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc. (“dOrbital”), or through an exclusive license with 4Life Research LLC (“4Life”), a stockholder and related party. These include:

●

rMetx™ (ZnAg Immune Boost) by dOrbital: rMetx™ is an aqueous zinc-silver ion dietary (mineral) supplement made using our electrochemistry manufacturing platform with bioactive immune-supporting properties. rMetx is sold through dOrbital, and a substantially similar product under the tradename, Zinc Factor™, is sold by 4Life, an international supplier of health supplements and a related party, under a supply agreement.

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

Clinical Development Pipeline

CNM-Au8: We have completed two clinical trials in ALS: (i) the HEALEY ALS Platform Trial, a Phase 2/3 clinical trial to evaluate the safety and efficacy of CNM-Au8 in patients with ALS; and (ii) RESCUE-ALS, a Phase 2 proof-of-concept clinical trial to evaluate the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in patients with early symptomatic ALS. Long-term open-label extension (“OLE”) of both the HEALEY ALS Platform Trial and RESCUE-ALS are ongoing. We also completed REPAIR-PD and the first dosing cohort of REPAIR-MS, two open-label, investigator blinded Phase 2 clinical trials which demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites. REPAIR-MS is ongoing with the initiation of a second dosing cohort in participants with non-active progressive MS. In addition, we completed VISIONARY-MS, a Phase 2 clinical trial for the treatment of visual pathway deficits in chronic optic neuropathy to assess the efficacy, safety, tolerability, and pharmacokinetics of CNM-Au8 for remyelination in stable relapsing MS. A long-term OLE of VISIONARY-MS is currently ongoing in Australia. We support two EAPs for patients with ALS. The initial EAP was launched in partnership with the Sean M. Healey & AMG Center (“Healey Center”) for ALS at Massachusetts General Hospital in September 2019, which is closed to new enrollment, but remains ongoing for current participants. A second EAP was implemented in conjunction with the HEALEY ALS Platform Trial at three participating clinical sites, and is presently being expanded to include centers across the U.S. and will enroll up to 200 participants.

CNM-ZnAg: We have completed one Phase 2 clinical trial for the treatment of COVID-19, which did not demonstrate a clinical benefit versus placebo for the primary endpoint, time to substantial symptom resolution. CNM-ZnAg was safe and well-tolerated, and no safety signals were identified. Additional exploratory efficacy analyses are planned.

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

Transition metal nanocrystals are surface catalysts. Unlike enzymes, which are protein catalysts that lower activation energies using active site binding pockets, metal nanocrystals carry out their catalytic activities on their surfaces, where they act as exceptionally efficient electron donors and receivers. For this reason, unmodified, clean surfaces that are free of contaminating chemicals are extremely important for catalytic activity. The facets and vertices of the nanocrystals serve as the surface areas where electron exchange can take place. Metal nanocrystals have been shown to have a variety of different catalytic activities, including superoxide dismutase, peroxidase, and catalase-like activities for reducing ROS, to reactions involving the oxidation of glucose, ascorbic acid, or the energetic metabolite, nicotinamide adenine dinucleotide (“NAD”). Figure 2 is an illustration of catalysis, showing a single gold nanocrystal converting molecules of nicotinamide adenine dinucleotide hydride (“NADH”) in the background into NAD in the foreground. Gold nanocrystals have been described as electron reservoirs because their surfaces can readily accept as well as donate thousands of electrons per second in order to catalyze biochemical reactions, allowing them to accelerate reaction rates to extraordinarily high levels. For example, the conversion of NADH to NAD is usually very slow at room temperature. Upon addition of our gold nanocrystal suspension CNM-Au8, we have observed the very rapid conversion of NADH into NAD. Importantly, the NAD reaction drives adenosine triphosphate (“ATP”) production in both the mitochondrion as well as in the cytoplasm, via a reaction called glycolysis. ATP is the universal currency of energy in all living things; without the ability to convert NADH to NAD and vice versa, cells would be quickly depleted of ATP energy stores and die. CSN therapeutics capture the natural, extraordinary catalytic activities of faceted, clean-surfaced nanocrystals to produce metabolites of high energetic or protective value to the cell.

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

The innovation of CSN therapeutics is that we believe we are positioned to address the most significant challenge posed by numerous central nervous system diseases. Unlike the “one drug—one target” model, faceted clean-surfaced nanocrystals act by multiple mechanisms to enhance the cellular energetic state, while simultaneously and independently reducing oxidative stress and stimulating protein homeostasis inside central nervous system cells. Each nanocrystal is capable of exchanging thousands of electrons per second, potentially addressing deficits in diseased central nervous system cells in a manner that does not further deplete the cells of their internal energy stores. We believe our data demonstrates that CSN therapeutics thereby supports cells and replenishes cellular energetic deficiencies. In other words, our studies show that CSN therapeutics supports the cells of the central nervous system with the basic building blocks of energy they require to function normally.

Market Potential of CSN Therapeutics for Neurodegenerative Diseases

Despite the urgent unmet medical need and tremendous market opportunities for effective neurodegenerative disease treatments, options are limited. Neurodegenerative diseases share a common mechanism: a decline in the brain’s ability to produce energy. Specific neuronal populations are vulnerable to energetic failure such as MS and ALS. Pathophysiology supports the need for increased energy production and utilization to protect neuronal health and slow neurodegenerative disease progression.

ALS is the most prevalent adult-onset progressive motor neuron disease, affecting approximately 30,000 people in the U.S. and an estimated 500,000 people worldwide, with a life expectancy of only three to five years. We estimate that global ALS sales will be greater than $1 billion by 2029. No therapies have been approved that protect the neurodegeneration process, and current FDA-approved therapeutic agents for ALS have only modest clinical effects. Additionally, there were approximately 2.2 million MS patients globally as of 2016, and we estimate the market size to be approximately $23 billion. While the MS community has been successful at limiting relapses, non-relapsing MS patients continue to clinically deteriorate even while receiving effective immunomodulatory disease-modifying therapies (“DMTs”). A critical unmet medical need remains for therapeutic interventions that protect neuronal function and myelin health independent of immunomodulation to address progression independent of relapse activity. Finally, there were approximately 6.1 million patients living with PD globally as of 2016, and we estimate the market will be approximately $6 billion by 2026. Current therapies for PD are limited to symptomatic improvement with a high unmet need for disease-modifying interventions.

CNM-Au8 and Restoration of Energetic Metabolism in ALS, MS, and PD

Overview

CNM-Au8 is a concentrated, orally-delivered suspension of pure gold nanocrystals in pharmaceutical grade water buffered with sodium bicarbonate. A single 60 milliliter dose at 30 milligrams contains over one hundred trillion nanocrystals. The median feret diameter of CNM-Au8 nanocrystals is approximately 13 nanometers with each nanocrystal consisting, on average, of an estimated 70,000 gold atoms. CNM-Au8’s catalytic mechanism, directly donating and/or receiving electrons, enhances cellular energetic reaction rates without requiring associated energetic investment from cells, thus increasing cells’ net energetic capacity. CNM-Au8 treatment results in improved energetic metabolism within cells of the central nervous system. Through this mechanism, CNM-Au8 may protect multiple neuronal and glial populations including OLs and/or neurons from oxidative, inflammatory, hypoxic, and excitotoxic insults, potentially resulting in enhanced myelination and improved neuronal survival while preserving neurite processes and synapse integrity.

Standard ICH M3(R2) toxicology studies were conducted on CNM-Au8 in four animal species, which yielded no toxicity findings resulting in NOAEL findings up to maximum feasible dosing. A First-in-Humans Phase 1 Clinical Trial of orally administered single and multiple ascending doses of CNM-Au8 was then carried out in 86 healthy human volunteers. All doses (up to 90 mg/day) of CNM-Au8 were well-tolerated. Safety was investigated as part of the Phase 2 clinical trial program including RESCUE-ALS, VISIONARY-MS, the HEALEY ALS Platform Trial, REPAIR-MS, and REPAIR-PD, which were all completed without significant adverse findings. Treatment emergent adverse events were predominantly rated as mild to moderate severity and transient. No serious adverse events (“SAEs”) have been assessed as related to active drug treatment.

CNM-Au8 has received regulatory approval to proceed to Phase 2 clinical trials designed to assess the safety and efficacy of CNM-Au8 for brain metabolite target engagement and functional and physiologic improvements indicative of remyelination and neuroprotection. Details for each clinical trial of CNM-Au8 are given below in the “Clinical Development of CNM-Au8 as a Disease-Modifying Drug” section for each indication.

Mechanism of Action

CNM-Au8 acts through catalysis to improve energetics, reduce harmful ROS, and induce protein homeostasis, via the heat shock protein-1 pathway in nervous system cells. These unique mechanisms of action lead to a cascade of beneficial effects as summarized in Figure 3.

Figure 3. Catalytic Biological Mechanism of Action

Figure 3. CNM-Au8 mediated catalysis enhances cellular energetic capacity and decreases oxidative stress, resulting in increased NAD and ATP production as well as increased proteostatic activity via the heat shock factor 1 pathway. Together, these activities lead to a cascade of enhanced disease responses in neurons, OLs, and astrocytes, cell types that are most vulnerable to energetic deficiencies. CNM-Au8 thereby mediates remyelination and neuroprotective effects in neurodegenerative diseases such as ALS, MS, and PD.

One of the key metabolites catalyzed by CNM-Au8 is the oxidized form of nicotinamide adenine dinucleotide (“NAD+”) (Fig. 4). NAD+ and its reduced partner NADH are vital for driving cellular energy ATP-generating reactions in living cells (Fig. 4A). Brain imaging studies have shown the ratio of NAD+ to NADH typically decreases with aging. Lowered NAD+ levels in both the blood and brain have been associated with neurological diseases such as schizophrenia, MS, PD, and Huntington’s disease. Boosting NAD+ activity in neurodegenerative disease preclinical models has consistently demonstrated beneficial anti-aging and neuroprotective effects. CNM-Au8 exhibits higher catalytic activity for directly oxidizing NADH into NAD than any other commercially available gold nanoparticle we have tested (Fig. 4C, D). We have shown that treating cultured nervous system cells with CNM-Au8 increases their cellular pools of NAD+ and ATP, demonstrating that CNM-Au8 increases the energetic capacity of central nervous system cells (Fig. 4E, F). This optimization of ATP (Fig. 4F) allows OLs to increase myelin production, as well as help numerous other types of central nervous system cells resist environmental and disease-related stressors that would otherwise cause them to die.

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
NADH Control
NIST 10nm + NADH
CNM-Au8 + NADH
NIST 30nm + NADH
D
Comparison of NADH catalysis rates
CNM-Au8 vs. Commercial AuNPs
AuNP Catalysis Rates (a.u.)
No Activity
No Activity
Ted Pella (10nm, citrate)
MesoGold
Sigma Aldrich (5nm, citrate)
Sigma Aldrich (15nm, citrate)
Sigma Aldrich (5nm, citrate-reduced)
Sigma Aldrich (15nm, citrate-reduced)
CNM-Au8 (13nm)
E
Intracellular NAD+ Levels
(Mean ± SEM)
Quantity of NAD+ (nM)
Vehicle
CNM-Au8 10 ng/mL
CNM-Au8 100 ng/mL
CNM-Au8 1 µg/mL
CNM-Au8 10 µg/mL
BDNF 50 ng/mL
F
Glycolytic ATP
In MO3.13 Oligodendrocytes
(Mean ± SEM)
Intracellular ATP (µM)
Vehicle
CNM-Au8 0.1 µg/ml
CNM-Au8 0.32 µg/ml
CNM-Au8 1 µg/ml

Figure 4. Energetic catalysis by CNM-Au8. A, The NAD-NADH reduction-oxidation couple plays a key role in both ATP-generating reactions, glycolysis and mitochondrial electron transport chain oxidative phosphorylation. B, Ultraviolet-visible light spectroscopy was used to show the catalytic activity of CNM-Au8 with time. As the reaction progresses, NADH is consumed, as demonstrated by the decrease in the NADH absorbance peak at 340 nm, while NAD+ is generated, as shown by the corresponding increase in the NAD+ absorbance peak at 260 nm. C, the rate of decay of the NADH absorbance peak is greater for CNM-Au8 than it is for citrate-reduced gold, nanoparticles of 10 nm (orange) and 30 nm (red) diameters (purchased from the National Institute of Standards and Technology), indicating that CNM-Au8 has a catalytic rate at least three-fold higher than National Institute of Standards and Technology comparators under the same reaction conditions. D, Catalytic rate of CNM-Au8 is demonstrably superior to several commercially available gold nanoparticles. Sigma Aldrich provides reactant-free, “citrate reduced” gold nanoparticles, in which extra procedures are used to clean the surfaces of reactants. “Citrate” gold nanoparticles may still have residual reactants present in the suspensions. E, Cellular NAD+ levels increase in response to CNM-Au8 treatment in primary rodent neuron-glial co-cultures. F, Cellular ATP levels increase in primary rodent OL cultures in response to CNM-Au8 treatment. Panels E-F, quantities shown are group means +/− SEM. One-way ANOVA, corrected for multiple comparisons, was used to compare the mean of each treatment group to the mean of the vehicle control; a statistically significant difference between treatment and vehicle is denoted by asterisks: *p < 0.05; **p < 0.01.

In addition to boosting NAD+ levels inside nervous system cells, CNM-Au8 directly acts to reduce ROS by directly catalyzing their reduction (Fig. 5). CNM-Au8 possesses anti-oxidative catalytic activity and has been demonstrated to directly reduce oxygen radicals in a superoxide dismutase-like manner, as well as convert hydrogen peroxide (“H2O2”) into water and oxygen in a catalase-like manner (Fig. 5A, B). Anti-oxidative activity for CNM-Au8 has been demonstrated in primary mouse OL cultures, in which basal levels of ROS were reduced with treatment (Fig. 5C). In a PD in vitro model, ROS generated by treating primary rodent dopaminergic cells with the neurotoxin 1-methyl-4-phenylpyridinium (“MPP”) was lowered in response to CNM-Au8 treatment in the presence of MPP (Fig. 5D). The statistical analyses shown in Figure 5 were conducted by one-way ANOVA to compare means of each treatment group to the mean of the vehicle control (corrected for multiple comparisons). The p-value (Fig. 5C, D) represents the probability of obtaining test results at least as extreme as the results observed in the assay, under the general assumption that there is no difference between the groups (the null hypothesis).

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

Figure 5. Reduction of Reactive Oxygen Species

Figure 5. CNM-Au8 is a catalytically active antioxidant. A, SOD-like activity of CNM-Au8 on superoxide radicals was measured using a colorimetric SOD assay kit (Cayman Chemical). B, Decay of the absorbance peak of H2O2 as the dismutation of H2O2 takes place in the presence of CNM-Au8 (green) or comparator AuNPs of similar diameter (red) or no gold (black). C,D, Neurotoxin (MPP+) induced mitochondrial stress and death of dopaminergic neurons in primary E15 rat co-cultures is prevented by CNM-Au8 (green), as determined by TH+ cell number (not shown), reduction of ROS as measured as by the fraction of dopaminergic (“TH”) cells fluorescing with CELLROX Green signal, a marker of cytosolic oxidizing environment (C), and increased mitochondrial membrane potential (Mitotracker Red CMXRos) (D). Panels C-D, quantities shown are group means +/− SEM. One-way ANOVA, corrected for multiple comparisons was used to compare the mean of each treatment group of MPP with CNM-Au8 treatment to the mean of the MPP (4μM) alone treatment group; a statistically significant difference between each CNM-Au8 treatment group and MPP alone is denoted by asterisks: *p < 0.05; **p < 0.01, ***p < 0.001; ****p < 0.000. Untreated “Control” group is included to demonstrate the significant effect of MPP treatment to increase levels of ROS in TH neurons in Panel C and reduce mitochondrial membrane potential in Panel D, which was not included in the ANOVA analysis.

Previous drug development efforts in the neurodegenerative disease space have targeted misfolded protein aggregates as toxic drivers of disease; for example, alpha-synuclein in PD, amyloid beta in Alzheimer’s Disease, and TAR DNA binding protein 43 (“TDP-43”) in ALS. An important component of the mechanism of action of CNM-Au8 is its ability to dose-dependently reduce aggregated alpha-synuclein and TDP-43 in cellular models of PD and ALS, respectively (Fig. 6). We believe this activity is, at least in part, attributable to the robust induction of twenty gene transcripts of the Heat Shock Factor 1 pathway, which we observed in OLs in response to CNM-Au8 treatment (Robinson, et al. Nanocatalytic activity of clean-surfaced, faceted nanocrystalline gold enhances remyelination in animal models of MS. Sci Rep 10, 1936 (2020)) as well as due to an indirect cellular response to NAD upregulation, which has been shown to activate autophagic and proteostatic responses.

In summary, CNM-Au8 exhibits a novel mechanism of action via its catalytic activities, involving:

(1)	enhancement of energetic metabolism via increased production of NAD+ and ATP;

(2)	reduction of oxidative stress; and

(3)	enhancement of proteostatic, autophagic responses that reduce accumulation of toxic protein aggregates that are hallmarks of neurodegenerative diseases.

Figure 6. Reduction in Misfolded Protein Aggregates

Figure 6. shows the dose-dependent reduction of three different types of protein aggregates in dopaminergic and spinal motor neurons that are typically found in PD (Figure 6A), sporadic and familial ALS cases (Figure 6B), and familial SOD1 ALS cases (Figure 6C). In each of these assays, there was a concomitant dose-dependent increase in neuron survival and preservation of neurite network with CNM-Au8 treatment. These results demonstrate that CNM-Au8 reduces the quantity of toxic protein aggregates in in vitro models representing different neurodegenerative diseases. Group means plotted +/- SEM. * p < 0.05; ** p < 0.01; *** p < 0.001; **** p < 0.0001; treatment vs. vehicle, one-way ANOVA corrected for multiple comparisons.

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

●

Multiple Ascending Dose: 46 subjects were randomized to CNM-Au8 (n=35) or placebo (n=11) in multiple dose cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, and 90 mg with the duration of treatment at 21 days and follow-up of each subject was up to 50 days.

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

Pharmacokinetics. Pharmacokinetics analyses from the MAD phase showed that at the end of 21 days, the maximum concentration of gold in blood was determined to be 1.53 ng/mL, 1.98 ng/mL, 2.35 ng/mL, and 3.33 ng/mL for each group dosed with 15, 30, 60, or 90 mg respectively. Pharmacokinetics analyses demonstrated that CNM-Au8 has a half-life of 14-21 days. The end-of-study drug exposure levels in humans either matched or exceeded the equivalent exposure that demonstrated neuroprotection and remyelination efficacy in animal models.

Conclusion. The First-In-Human safety results demonstrated no safety signals following dosing with CNM-Au8 at or above clinically used doses and drug exposure levels in humans either matched or exceeded the equivalent exposure that demonstrated neuroprotection and remyelination efficacy in animal models.

We are accumulating increasing human safety exposure in our completed Phase 2 and Phase 2/3 clinical trials, ongoing OLEs of the Phase 2 clinical trials, and our ongoing EAPs (see “Overview—Clinical Development Pipeline” above). To date, we have not observed concerning or dose-limiting safety signals.

Amyotrophic Lateral Sclerosis

ALS Market Opportunities

ALS is an adult-onset, progressive, and fatal neurodegenerative disorder of the neuromuscular system resulting in muscle weakness and paralysis leading to death as early as three to five years after initial diagnosis. ALS affects more than 15,000 patients in the U.S. and is the most prevalent adult-onset progressive motor neuron disease. ALS involves the progressive degeneration of motor neurons in the spinal cord and the brain, which are responsible for controlling voluntary muscle movement. In ALS, this progressive loss of motor neurons leads to muscle weakness, loss of muscle mass, and inability to control movement. Although there are three FDA approved drugs for ALS, riluzole, edaravone, and AMX0035 (sodium phenylbutyrate and taurursodiol), these treatments do not substantially halt or reverse the progressive nature of this disease. The onset of disease for the majority of individuals with ALS occurs between 40 and 60 years old and is more common in men. After the age of 65, the difference in incidence between males and females decreases.

ALS Current Therapies and Limitations

Current ALS treatment therapies are largely palliative, aiming only to provide temporary relief from symptoms without addressing the underlying disease progression. For example, one approach to the loss of respiratory function, which is the most common cause of ALS-related death, is non-invasive ventilation. Despite the great need for an effective disease-modifying treatment, and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. There are three FDA-approved therapeutic agents for the treatment of ALS: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; and AMX0035 (sodium phenylbutyrate and taurursodiol), an apoptosis inhibitor. However, these treatments are acknowledged to have limited disease-modifying effects, as riluzole extends participant lifespans by an average of only two to three months; edaravone slows the decline of the ALSFRS-R score, a clinical measure of functional decline, in only a small subset of participants who are at an early stage of disease; and AMX0035 slows the decline of the ALSFRS-R score and has longer median overall survival observed in a limited exploratory analysis. The European Medicines Agency (“EMA”) is also currently reviewing AMX0035 for potential commercialization. There is clearly an urgent unmet need for the development of safe and effective disease-modifying therapeutics for ALS.

Potential Advantages of CNM-Au8 for ALS

We believe that CNM-Au8 has the potential to be a first-in-class disease modifying nanotherapeutic drug for ALS. In a human induced pluripotent stem cell (“iPSC”) model of ALS, CNM-Au8 demonstrated clearly superior human motor neuron protection compared to riluzole. Furthermore, oral delivery of CNM-Au8 to ALS model mice extended the median lifespan of these animals by over three times the lifespan extension attributed to edaravone or riluzole treatment reported in the literature. While the mechanism of action of edaravone shares one similar component with CNM-Au8, namely, reduction of oxidative stress, we believe the important difference in activity lies in CNM-Au8’s demonstrated potential to enhance energetic activity in diseased neurons as well as to significantly reduce oxidative stress. Furthermore, we believe the complex nature of many of the neurodegenerative diseases, including ALS, calls for a therapeutic drug with multimodal activity that can act to enhance the energetic profile of multiple central nervous system cell types; for this, CNM-Au8 may be uniquely suited to address the therapeutic challenges posed by such complicated and devastating diseases.

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

Clinical Development of CNM-Au8 as a Disease-Modifying Drug for ALS

Orphan Drug Status for ALS

The FDA granted orphan drug designation to CNM-Au8 for the treatment of ALS in May 2019. Following FDA orphan drug designation, sponsors may qualify for seven-year FDA-administered Orphan Drug Exclusivity, partial tax credits for research and development expenses, potential research and development grants, waived FDA fees, and protocol assistance from the FDA.

RESCUE-ALS

RESCUE-ALS was a Phase 2, randomized, double-blind, placebo-controlled trial of the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in early ALS patients. The trial was conducted over 36 weeks in 45 enrolled participants. The trial randomized participants 1:1 to treatment with CNM-Au8 at 30 mg daily or matching placebo on top of standard of care (riluzole). The primary endpoint of the trial was the percent change of the sum of Motor Unit Number Index (“MUNIX”) from baseline to week 36. Secondary endpoints were the change in forced vital capacity (“FVC”) and the absolute change in MUNIX values to week 36. Exploratory endpoints included multiple clinically relevant measures of ALS disease progression, ALS Functional Rating Scale Revised (“ALSFRS-R”) 6-point decline, ALS Specific Quality of Life (“ALSSQOL-SF”), and additional clinical and neurophysiology endpoints. In November 2021, we announced the top-line results of the RESCUE-ALS trial. While the trial did not meet the primary or secondary endpoints of MUNIX and FVC at week 36, an efficacy signal was observed for the MUNIX endpoint at week 12 (Fig. 10A, p=0.057). Furthermore, in a pre-specified analysis in the subset of limb onset ALS, CNM-Au8 demonstrated a significant treatment effect in MUNIX at week 12 (p=0.0385) and a trend for improvement at week 36 (p=0.0741) (Fig. 7B). Limb onset ALS accounts for approximately 70% of the ALS population. MUNIX is a neurophysiological biomarker that estimates the number of functioning lower motor neurons serving selected muscles. Clinically relevant exploratory endpoints through trial week 36 demonstrated significant benefits with CNM-Au8 treatment, including, slowing ALS disease progression (Fig. 7E, p=0.0125), decreasing the proportion of participants with an ALSFRS-R 6-point decline (Fig. 7D, p=0.035), and improving quality of life as measured by ALSSQOL-SF (Fig. 7C, p=0.018). Summary data are displayed in the figure below. In addition, CNM-Au8 treated participants consistently showed directional benefits (i.e., less decline) across measures of respiratory function and the motor function, albeit non-significantly. CNM-Au8 was found to be well-tolerated through 36 weeks of oral daily dosing. There were no reported SAEs related to CNM-Au8 treatment. Treatment-emergent adverse events were predominantly mild-to-moderate in severity. The most frequently reported adverse events associated with CNM-Au8 treatment included aspiration pneumonia (n=3) and transient gastrointestinal distress (n=2).

The long-term OLE of the RESCUE-ALS trial showed preserved ALSFRS-R score in patients, compared post hoc to a random slopes model, and delayed time to clinical worsening from the most recent 12-month data cut of the OLE, which represents a 12-month minimum follow-up for OLE participants from the last-patient last-visit from the 36-week double-blind treatment period through July 14, 2022. The data showed (i) a decreased rate of change in ALSFRS-R slope from day 1 (randomization) to week 48 among participants originally randomized to active compared to participants originally randomized to placebo (p=0.0159, 2.6-point difference in ALSFRS-R at week 48), which represents an extension of the original double-blind period in which placebo-to-CNM-Au8 OLE participants had not yet reached effective drug concentrations; (ii) a decreased rate of change in ALSFRS-R slope from week 60 to week 120 comparing participants originally randomized to active or placebo, with analyses conducted starting at 24-weeks in open-label to ensure that ex-placebo participants who switched to CNM-Au8 in the OLE were at steady-state CNM-Au8 concentrations (p=0.0057, 6.0-point difference in ALSFRS-R at week 120); and (iii) evidence of a survival benefit, defined as delay in time to ALS clinical worsening including death, tracheostomy, initiation of a ventilatory support, or feeding tube insertion through 120 weeks when compared to participants originally randomized to placebo (Fig. 7F; p=0.0494), with the risk of ALS progression less than half for those originally receiving CNM-Au8 compared to those originally receiving placebo. CNM-Au8 was well tolerated without long term safety concerns through 120 weeks of the OLE. In summary, we believe the data from the double-blind period and OLE suggest an acceptable risk-benefit ratio in favor of CNM-Au8 and demonstrated signs of slowing disease progression in people with ALS.

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
LS Mean Difference (95% CI)
ALS Specific Quality of Life-Short Form
Total Score Change (LS Mean)
Week-12 LS Mean
Week-24 LS Mean
Week-36 LS Mean
CNM-Au8 30mg (n=23)
Placebo (n=22)
0.9 (0.2, 1.6)
p = 0.0177
Weeks
(Post-Randomization)
Active, n = 23 23 22
Placebo, n = 21 20 19
P-value is based on MMRM model with treatment, visit, treatment by visit interaction as fixed effects, and baseline value, and ENCALS score as covariates. An unstructured covariance model was used.

D

ALSFRS-R 6-point Decline Responder
(Proportion free from ≥ 6 point decline)
RESCUE-ALS Exploratory Endpoint
ITT Population
Proportion (%) with < 6 point ALSFRS-R Decline
p = 0.0350
CNM-Au8 30mg (n=23)
Placebo (n=22)
Weeks
(Post-Randomization)

E

ALS Disease Progression
RESCUE-ALS Exploratory Endpoint
ITT Population, All Randomized
Kaplan-Meier Estimate, Percent Event Free
Probability of Event Free Status
p = 0.0125
Weeks
(Post-Randomization)
Active, n = 23
Placebo, n = 22
CNM-Au8 30mg
Placebo

F

Long-Term Survival (All-Cause Mortality): Originally Randomized Active vs. Placebo
Interim Analysis (14-July-2022), ITT Population, All Subjects from Randomization
(Long-term vital status including all study withdrawals)
Probability of Survival
Double-blind period
Hazard Ratio: 0.408
95% Wald CI: 0.177 to 0.944
Log-rank, p = 0.0429
Active
Placebo
Weeks (Post-Randomization)
At Risk (n)
CNM-Au8: 23 23 20 19 13 7
Placebo: 22 20 19 15 11 3

RESCUE-ALS was substantially funded by FightMND, which provided us with a grant of AUD1.4 million. The grant includes terms related to repayment, at the sole discretion of FightMND, of funds received in the event that certain intellectual property is created during the RESCUE-ALS clinical trial and subsequently commercialized in Australia. The potential repayment would be 10% of future net sales proceeds up to 500% of the original grant amount. Milestone funding is based on patient enrollment targets. We will own all intellectual property rights from grant related activities.

HEALEY ALS Platform Trial

In September of 2019, the Healey Center for ALS at Massachusetts General Hospital selected CNM-Au8 as one of the first three drugs for inclusion in the first Platform Trial for the treatment of ALS. The HEALEY ALS Platform Trial is testing promising experimental therapeutics with a design that allows for the testing of multiple drugs simultaneously in order to rapidly identify and accelerate the development of novel therapies for ALS, while offering the advantages of reduced trial time, reduced costs and increased patient participation. The trial includes substantial financial support from philanthropic donors and the Healey Center, and provides access to over 50 expert ALS clinical trial sites across the U.S. from the Northeast Amyotrophic Lateral Sclerosis consortium. We contributed a direct fee to the Healey Center toward the clinical conduct of this trial; there were no additional licensing fees or milestone requirements. The IND for the HEALEY ALS Platform Trial is held by Massachusetts General Hospital. We own all CNM-Au8 data while placebo data will be shared across the different treatment regimens within the trial.

The trial was a Phase 2/3, multicenter, double-blind, placebo-controlled registrational clinical trial to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics of CNM-Au8 in treating ALS. Participants were randomized 3:1 between active treatment and placebo with active treatment equally distributed between low dose (30 mg) CNM-Au8 and high dose (60 mg) CNM-Au8. The primary endpoint was rate of change in ALSFRS-R score from baseline to week 24 adjusted for mortality, with secondary endpoints of combined assessment of function and survival (“CAFS”), a combined joint-rank score based on survival and change in ALSFRS-R score from baseline to week 24, changes in slow vital capacity (“SVC”), and survival (time to death or death equivalent). Exploratory endpoints included time to clinical worsening events, voice pathology measurements, and biofluid-based pharmacodynamic and metabolic markers. We announced topline results for CNM-Au8 in October 2022: the primary endpoint of slope of change in ALSFRS-R adjusted for mortality was not statistically significant (2% slowing, 95% CI: -20% to +19%) at 24 weeks. Secondary endpoints of CAFS and SVC were also not met at 24 weeks across the combined 30 mg and 60 mg CNM-Au8 doses. The prespecified exploratory analyses of the secondary survival endpoint demonstrated a >90% reduction in risk of death alone or in risk of death/permanently assisted ventilation at 24 weeks, when adjusted for baseline imbalances in risk (p=0.028 to p=0.075, unadjusted for multiple comparisons) with the CNM-Au8 30 mg dose. These survival results were statistically consistent for the 30 mg dose between the regimen only and full analysis sets, which included shared placebo from other regimens participating in the HEALEY ALS Platform Trial (Regimens A, B, and D). This survival signal is consistent with results previously reported by Clene in the Phase 2 RESCUE-ALS trial with CNM-Au8. Based on these topline findings, Clene has selected the CNM-Au8 30 mg dose for continued development in ALS.

In March 2023, we announced exploratory results for time to clinical worsening events based on prespecified risk adjusted Cox proportional hazard analyses. Treatment with the CNM-Au8 30 mg dose was associated with a 74% decreased risk (lower hazard) of the composite endpoint of time to clinical worsening events, which included the first instance of death, tracheostomy, initiation of permanently assisted ventilation (>22 hours per day of non-invasive ventilatory support), or placement of a feeding tube (p=0.035). Treatment with CNM-Au8 was also associated with statistically significant and directional trends across all prespecified time to clinical worsening event analyses (not adjusted for multiple comparisons), including (i) 98% decreased risk of death or permanently assisted ventilation (p=0.028), (ii) 95% decreased risk of death (p=0.053), (iii) 74% decreased risk of feeding tube placement (p=0.035), (iv) 63% decreased risk of assisted ventilation (p=0.058), (v) 84% decreased risk of ALS-related hospitalization (p=0.107), and (vi) 69% decreased risk of all-cause hospitalization (p=0.065). Supportive sensitivity analyses incorporating baseline neurofilament light chain levels were similarly robust and resulted in increased effect sizes and smaller nominal p-values in the same “within regimen” analyses. The full analyses, including data on biomarkers of neurodegeneration and additional exploratory efficacy results, are expected in mid-2023. CNM-Au8 was well-tolerated, and there were no drug-related serious adverse events or significant safety findings reported.

Expanded Access Programs

Based on interest in the potential of CNM-Au8 to delay disease progression in ALS patients, clinical experts at Massachusetts General Hospital requested to use CNM-Au8 in two EAPs. An EAP is a pathway for a patient with an immediately life-threatening condition or serious disease or condition to gain access to an investigational medical product (drug, biologic, or medical device) for treatment outside of clinical trials when no comparable or satisfactory alternative therapy options are available. To qualify for an EAP within the U.S. the following should apply: (i) a patient has a serious disease or condition, or whose life is immediately threatened by their disease or condition, (ii) there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition, (iii) patient enrollment in a clinical trial is not possible, (iv) potential patient benefit justifies the potential risks of treatment, and (v) providing the investigational medical product will not interfere with investigational trials that could support a medical product’s development or marketing approval for the treatment indication. The EAPs are conducted under study protocols filed with the FDA, and commenced in September 2019 and September 2021. The EAPs will collect safety and pharmacokinetic data in ALS patients not otherwise eligible for clinical trials due to standard inclusion and exclusion criteria.

As of February 8, 2023, 66 participants had been enrolled in the first EAP that commenced in September 2019 with long-term exposure up to 198 weeks. Currently, 31 participants are active under the protocol. As of February 8, 2023, 17 participants had been enrolled in the second EAP that commenced in September 2021 with exposure up to approximately 70 weeks. Currently, 13 participants are active under the protocol. An EAP provides additional safety data for FDA review and will be considered as part of the safety data package for CNM-Au8, and may provide supportive long-term safety data to support to an NDA submission in the future. Based on numerous requests from clinical trial sites, we have decided to increase the capacity of the second EAP to 200 participants with expansion to sites across the U.S. The expansion protocol amendment was filed with the FDA in December 2022, and additional sites are anticipated to open in the first quarter of 2023.

We plan to work closely with regulatory health authorities from the FDA and EMA, ALS experts, and patient representatives to determine the proper path to support potential approval. We do not know when or if we will be able to file a NDA with the FDA based on our accumulation of clinical evidence until we meet with the FDA in an end of Phase 2 meeting which is expected in the third quarter of 2023 after we receive the biomarker data and efficacy parameters that is forthcoming from the HEALEY ALS Platform Trial.

RESTORE-ALS

We are presently discussing the design of an international Phase 3 study with expert ALS clinical advisors with the 30 mg CNM-Au8 dose, RESTORE-ALS.

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

The diagnosis of MS is predominantly a clinical one that is aided by radiological tests (e.g., magnetic resonance imaging (“MRI”)). Other diagnostic methods include blood tests, evoked potential tests, lumbar puncture, and optical coherence tomography, which is a new technology for examining the effects of MS on the health of nerve cells and axons in the retina. Utilizing magnetic resonance imaging, a new diagnostic classification for MS—clinically isolated syndrome has been included in the updated 2017 International (McDonald) Criteria. Ongoing improvements in diagnostic technologies may increase the number of patients diagnosed with MS.

MS Current Therapies and Limitations

All of the currently available drugs for treating MS either treat the symptoms caused by MS or act to reduce the degree of autoimmune-mediated inflammation. These drugs are typically referred to as DMTs. Nearly all of the current approved DMTs are approved for the treatment of relapsing forms of MS (“RMS”). They commonly act via immunosuppression or via immunomodulation, and thereby act to minimize autoimmune-associated attacks on myelin. Immunomodulatory DMTs reduce the risk of having an inflammatory attack, referred to as a “relapse”, and can slow the development of disability in those patients having attacks (i.e., “active” patients). As a corollary, DMTs may possibly diminish the risk of conversion of RMS to secondary progressive MS. The newer DMTs have been shown to substantially reduce autoimmune-mediated attacks and to delay the progression of the disease in active patients. However, there are no drugs available which can reduce the ongoing loss of function (i.e., disease progression) in non-active (those no longer having attacks) MS patients. None of the approved DMTs have been shown to clinically improve remyelination of damaged and demyelinated axons in MS lesions. Currently available DMTs for the treatment of MS include: Injectable medications, Avonex (interferon beta-1a), Betaseron (interferon beta-1b), Extavia (interferon beta-1b), Copaxone (glatiramer acetate), Plegridy (peginterferon beta-1a), Rebif (interferon beta-1a), Glatiramer acetate generic equivalent (Glatiramer Acetate Injection), Glatopa (glatiramer acetate); Oral medications, Aubagio (teriflunomide), Gilenya (fingolimod), Tecfidera (dimethyl fumarate), Mavenclad (cladribine), Mayzent (siponimod); Infusion medications, Lemtrada (alemtuzumab), Novantrone (mitoxantrone), Ocrevus (ocrelizumab), and Tysabri (natalizumab). Advances in MS treatment with new B-cell depleting therapies, including ocrelizumab, have largely ameliorated inflammatory disease activity as measured by the reduction in risk of having relapses and the lack of occurrence of new gadolinium enhancing (inflammatory) lesions, as detected by MRI. However, despite the stabilization of MS disease activity in active MS patients by these agents for these MS patients, significant improvement in overall function has not been shown. Importantly, for the DMTs that have been approved to date, efficacy and safety are generally inversely correlated.

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

Potential Advantages of CNM-Au8 for MS

We believe that CNM-Au8 has the potential to be a global first-in-class remyelinating and neuroprotective disease-modifying nanotherapeutic drug for MS. CNM-Au8 supports neurologic functions by enhancing energetic activities in neurons and OLs that have been attacked by the disease. Unlike the current immunomodulating MS DMTs, CNM-Au8 is thought to act to directly support neuroprotection and remyelination by improving energetics, reducing harmful ROS and inducing protective heat shock protein mechanisms. CNM-Au8 is administered orally, penetrates the blood brain barrier, and to date has a favorable safety, tolerability, and toxicology profile. Used alternately or in conjunction with standard immunomodulatory DMTs, CNM-Au8 treatment may improve patients’ quality of life and potentially reverse disease progression because of its enhancing energetic activities in neurons and OLs that have been attacked by the disease, even in patients whose inflammatory attacks are well-controlled.

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

In vitro experiments on primary OL precursor cells demonstrated robust induction of myelin production by CNM-Au8. RNASeq analyses of CNM-Au8 treated OL precursors cells demonstrated that multiple transcripts for known myelination genes are upregulated, and that glycolytic activity and ATP production are also increased. Several in vivo experiments were also conducted to demonstrate that orally delivered CNM-Au8 results in increased remyelination in the brains and spinal cords of animals treated with cuprizone or lysolecithin, two agents that are known to strip neurons of myelin via different mechanisms (Robinson et al. Sci Rep. 2020 Feb 11;10(1):1936). As fully described in the peer-reviewed publication by Robinson et al. both orally delivered cuprizone, or stereotactically injected lysolecithin are commonly used techniques to cause demyelination of the corpus callosum or spinal cord, respectively. Cuprizone, which is administered to rodents by including this agent in their chow, is a copper chelating agent that specifically causes mature OL death within multiple brain regions, including the corpus callosum. Maximal demyelination due to cuprizone feeding typically occurs within five weeks, which can be visually monitored and quantified using transmission electron microscopy. Lysolecithin injection results in the rapid degradation of myelin within a localized area of the spinal cord, observable using Luxol Fast Blue or toluidine staining for myelin with light microscopy, or also with transmission electron microscopy of the lesion, within a day of injury, allowing for the observation of remyelination within the induced lesion within the following weeks. Remyelination of the corpus callosum or spinal cord using either technique requires the migration of surviving OL precursor cells to the sites of demyelination, differentiation of these cells into mature myelinating OLs, and rapid generation of specialized proteins and lipids for formation of new myelin membrane wraps around axons in this energetically demanding process. Multiple independent in vivo remyelination assays, using either cuprizone or lysolecithin as demyelination agents, were performed to demonstrate the remyelinating ability of CNM-Au8. For example, CNM-Au8 was provided either prophylactically, at the same time as the start of cuprizone feeding, or only after two weeks of cuprizone feeding, therapeutically, in order to allow demyelination to start to take place prior to administration of CNM-Au8. In both contexts, CNM-Au8 demonstrated greater recovery of myelin in affected brain areas than vehicle-treated controls. Furthermore, animals that were provided with CNM-Au8 only after full demyelination (five complete weeks of cuprizone treatment) had taken place displayed evidence of higher levels of mature myelin marker expression in their brains than vehicle controls, indicating that CNM-Au8 was not blocking the action of cuprizone but rather inducing recovery by stimulating the differentiation of OLs. Similar results were confirmed by the lysolecithin experiments, which indicated that myelin destroyed by a completely different mechanism could be recovered with the daily oral administration of CNM-Au8 for one or two weeks after focal demyelination by lysolecithin. Treatment with CNM-Au8 significantly improved not only the quantifiable detection of myelinated axons in the brains of experimental animals, but also mouse behaviors and functional movements in the open field test and kinematic assays. For example, quantitation of the number of myelinated versus unmyelinated axons in 587 transmission electron microscope images, averaging 84 images per treatment group (with 15 mice per treatment group, seven treatment groups total), demonstrated a statistically significant (p < 0.0001 using one-way ANOVA corrected for multiple comparisons) recovery of remyelinated axons in therapeutically treated animals who were dosed with CNM-Au8 by gavage compared to vehicle treated, cuprizone-fed controls. In independent demyelination model studies using lysolecithin, lesioned animals treated with CNM-Au8 exhibited a 43% mean increase in myelinated axons within lesions post-LPC injection compared to vehicle controls (p=0.15, unpaired t-test comparing CNM-Au8 treated rats to vehicle treated controls). Finally, in a cuprizone-mediated demyelination model study of both gross and fine motor behaviors, the group of animals receiving therapeutically delivered CNM-Au8 displayed detectable improvements in behaviors in both open field and fine motor kinetics assessments. Principal component analysis of gait metrics showed no statistical difference (p=0.47) between CNM-Au8 treated, cuprizone-fed animals compared to the sham treated group, whereas there was a detectable difference in vehicle-treated, cuprizone-fed animals and sham controls (p=0.032; two-way ANOVA) by the end of study at week 6.

Figure 8 shows examples of the observed induction of myelination by CNM-Au8 from selected in vitro and in vivo experiments reported in Robinson et al. These studies were fully funded by us and were the result of collaborations among academic researchers from Northwestern University, George Washington University, and various other academic consultants and our employees.

Figure 8. Remyelination Summary

Figure 8. A summary of myelinating activities of CNM-Au8. Top row, Left: illustration of the demyelination (red) of a neuron’s axon (yellow) that occurs in MS. Right: Illustration of restored myelination along the axon (blue) provided by the OL (blue cell). Middle row: isolated primary mouse OL precursors treated with vehicle control (left), 3 μg/mL CNM-Au8, or positive control and myelin-inducing agent tri-iodothyronine. Cells are fixed and stained for Myelin Basic Protein (“MBP”), a marker of mature myelin in red, and the nuclear stain DAPI in blue, to reveal the presence of all OL precursor cells in the field of view. Many more cells expressing MBP are seen in the CNM-Au8 treated cells compared to vehicle-treated cells. Bottom row: transmission electron images of slices of corpus callosum of mice treated with, left to right: no cuprizone, cuprizone for five weeks, CNM-Au8 for five weeks, or cuprizone for five weeks and CNM-Au8 for the last three of the five weeks. Myelin can be seen as dark rings in each micrograph. Cuprizone treatment destroys myelin, while CNM-Au8 treatment alone does not change myelin. CNM-Au8 treatment of cuprizone-treated animals results in the recovery of myelin in the brains of these animals.

Clinical Development of CNM-Au8 as a Disease-Modifying Drug for MS

Based on safety findings in our Phase 1 clinical trial of CNM-Au8 and our robust preclinical remyelination data, we have launched two Phase 2 clinical trials, one of which is complete, to investigate the effects of CNM-Au8 in MS patients. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance our assets into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the third quarter of 2023.

VISIONARY-MS

The VISIONARY-MS clinical trial, launched in December 2018, was a double-blind, randomized, placebo-controlled Phase 2 trial, which evaluated the efficacy and safety of two doses of CNM-Au8 as a remyelinating and neuroprotective treatment in people who have stable RMS with chronic visual impairment. Enrolled participants had chronic optic neuropathy, defined as visual impairment with no episodes of acute optic neuritis within the six months prior to enrollment, and stable (non-active) disease, defined as no MS relapses within the three months prior to entry. Concomitant immunomodulatory MS DMTs were allowed. Participants were randomized to low-dose CNM-Au8 (15 mg/day), high-dose CNM-Au8 (30 mg/day), or matching placebo. The primary endpoint was improvement in low contrast letter acuity (“LCLA”) from baseline to week 48. Exploratory endpoints included OCT, multi-focal VEP (“mf-VEP”) amplitude & latency, full field-VEP amplitude & latency, MRI endpoints, visual function (high contrast) and QOL/Expanded Disability Status Scale (“EDSS”).

Contrast is the quantity of lightness or darkness contained by an object in comparison to its background. The smallest difference in contrast distinguished by the eye is known as the contrast threshold, usually reported as its reciprocal value, which is also known as contrast sensitivity (1/contrast threshold). Therefore, if a large amount of contrast is necessary for a patient to identify an object, they have poor contrast sensitivity and will have a low numerical value for this measurement. Contrast sensitivity can be analogized to a spectrum, in which black letters on a white background will be easier for any individual to discern than lower-contrast grey on white letters, regardless of whether or not visual impairment is present. The contrast threshold is the minimum amount of contrast necessary for an individual to discern an object from its background, and for people with MS the contrast threshold has been found to be higher than that of healthy individuals, even when visual acuity (measured at high contrast) is equal between the two groups. Contrast sensitivity is on a spectrum and may elicit more subtle changes in an individual’s contrast threshold that are missed by high contrast visual acuity. LCLA tests low-contrast vision at various spatial frequencies that may be particularly affected by damage to specific inter-neural connections in an individual’s complex visual pathway.

In the VISIONARY-MS trial plan, all participants were to have remained in the double-blind, placebo-controlled treatment period through week 48. However, as announced in February 2022, the trial was stopped prematurely due to COVID-19 pandemic operational challenges and there were some participants that did not complete 48 weeks of treatment, but all participants completed at least 24 weeks of treatment. Double-blind, placebo-controlled data was generated for most patients in the trial through week 48, improving the trial’s ability to assess the long-term effects of CNM-Au8 on clinical endpoints. The TGA, Health Canada, and the FDA all approved conduct of the trial. As a result of the trial ending prematurely, enrollment was limited to 73 out of 150 planned participants. Due to the limited enrollment, the threshold for significance was pre-specified at p=0.10 prior to database lock and submitted to the FDA as part of the statistical analysis plan. The primary analysis was conducted in a mITT population, which censored invalid data. The mITT population excluded data from a single site (n=9) with LCLA testing execution errors and the timed 25-foot walk data from one subject with a change in mobility assist device at a different site. The ITT results, which included the non-valid data, were directionally consistent with the mITT results, although the ITT results were not significant. Participants were exposed to the investigational product for up to 48-weeks in the double-blind period, with long-term treatment from randomization through OLE planned for up to an additional 96-weeks.

Efficacy results from VISIONARY-MS were reported in August 2022. Results in the mITT population from baseline to week 48 demonstrated clinically-relevant, exposure-related mean standardized improvements in the primary endpoint, LCLA in the clinically affected eye (least squares (“LS”) mean difference, 3.13; 95% CI: -0.08 to 6.33, p=0.056), as well the secondary endpoints of modified Multiple Sclerosis Functional Composite sub-scales (“mMSFC”), including mMSFC mean standardized change (LS mean difference, 0.28; 95% CI: 0.05 to 0.51, p=0.0197) and the mMSFC average rank score (LS mean difference, 12.94; 95% CI: 3.46 to 22.42, p=0.0083). The third; and the secondary endpoint of time to first repeated clinical improvement to week 48 (45% vs. 29%, log-rank p=0.3991). The integrated composite of the mMSFC sub-scales included Symbol Digit Modalities Test (“SDMT,” cognition), 9-Hole Peg Test (“9HPT,” upper extremity function), and Timed 25-foot Walk (“T25FWT,” gait) in the population, as a whole. These analyses compared changes in mMSFC scores over the trial treatment period to the baseline values of trial participants with mild disease, as defined by Baseline EDSS scores of 1.5 or less. The baseline scores for these participants were chosen as a comparator because they demonstrated less neurological impairment than those of the overall trial population, providing a valid comparator group to evaluate change over time in the total trial population. Changes in the four MSFC sub-scales (LCLA, SDMT, 9HPT, and T25FW) were compared to baseline scores of this comparator group with mild disease from baseline to week 48. These comparisons were performed at each trial time-point (Weeks 12, 24, 36, and 48). At each visit, the overall trial population (randomized 2:1 active CNM-Au8 to placebo) showed notable, exposure-related improvements in mean in overall MSFC scores and key MSFC sub-scales compared to the comparator group (mixed-effects model; p < 0.0001 vs. baseline). Additionally, consistent improvements favoring CNM-Au8 were observed across multiple paraclinical biomarkers, including mf-VEP amplitude and latency, optical coherence tomography (“OCT”), and MRI endpoints, including magnetization transfer ratio and diffusion tensor imaging metrics. Placebo treated patients, in contrast, generally worsened as expected across these measures during the 48-week period. These MRI endpoints provide evidence of brain neuronal structural integrity and demonstrate key metrics of axonal integrity and white matter integrity, which is associated with decreased cognitive functional decline in MS patients. Exploratory MRI endpoint results included all participants with advanced MRI data collection (n=68) and demonstrated (i) fractional anisotropy change within the whole brain (cerebrum) (0.0029, 95% CI: 0.0048 to 0.0054, p=0.0199); (ii) fractional anisotropy change within total cerebral white matter (week-48 LS mean difference, 0.0026, 95% CI: -0.0003 to 0.0055, p=0.0805); and (iii) fractional anisotropy change within total cerebral normal appearing white matter (week 48 LS mean difference, 0.0025, 95% CI: -0.00034 to 0.0054, p=0.0823). Exploratory mf-VEP endpoints in the VEP least effected eye, defined as the eye with the shortest latency at baseline, provided evidence of improved information transmission in the visual system (from the eye to the visual cortex) supported by statistically significant increases in amplitude. Exploratory mf-VEP results included all participants with recorded VEP data (n=64) and demonstrated (i) mf-VEP amplitude percent change in the least affected eye at baseline (week 48 LS mean difference, 9.7%, 95% CI: 3.1% to 16.3%, p=0.0047); (ii) mf-VEP amplitude percent change in the most affected eye at baseline (week 48 LS mean difference, 6.1%, 95% CI: -0.6% to 12.7%, p=0.0730); and (iii) mf-VEP amplitude percent change across both eyes (week 48 LS mean difference, 7.9%, 95% CI: 1.4% to 14.4%, p=0.0184). The increased amplitude signal suggests previously impaired neurons subsequently increase information transmission following CNM-Au8 treatment, supporting improved axonal integrity.

We believe these data support CNM-Au8’s potential to drive meaningful neurological improvements in MS patients. Further, we believe these observations are notable given the expected long-term decline in LCLA, SDMT, 9HPT, and T25FW amongst MS patients reported from data sets including from the MS Outcome Assessments Consortium (“MSOAC”) (Goldman et al. Neurology. 2019 Nov 19;93(21):e1921-e1931). MSOAC includes prospectively acquired RMS patient-level data from fourteen separate MS clinical trials including over 12,776 participants combined into a single database and followed for up to 24-months. When LCLA, SDMT, 9HPT, and T25FW were analyzed as a multidimensional measure rather than individually, progression on any one of these performance measures was more sensitive than the commonly used MS EDSS, and demonstrated long-term declines in RMS patients. The increasing mean improvements observed across the entire trial population (CNM-Au8 and placebo) may suggest a positive clinical effect for CNM-Au8 when contrasted with the anticipated decline reported in publications from the MSOAC data. Figure 9 below summarizes the primary and secondary efficacy outcomes for the VISIONARY-MS trial.

Figure 9.

Safety data from VISIONARY-MS indicate that CNM-Au8 is well-tolerated with most adverse events characterized as transient and mild to moderate in severity. No SAEs related to the investigational product (e.g., placebo, CNM-Au8) were reported. The most frequently reported adverse events included upper respiratory infection, headache, back pain, and sore throat. A long-term OLE for VISIONARY-MS participants is ongoing.

REPAIR-MS and REPAIR-PD

Two Phase 2, central nervous system imaging clinical trials, REPAIR-MS and REPAIR-PD, were initiated to demonstrate central nervous system target engagement by measuring the effects of orally delivered CNM-Au8 on brain energy metabolites in patients with MS and PD in vivo. These energetic metabolites are measured non-invasively and semi-quantitatively by utilizing 31P-MRS imaging with a 7 Tesla (“7T”) MRI scanner. The REPAIR trials are being conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies. Both REPAIR trials were approved for clinical conduct by the FDA and commenced in December 2019 (REPAIR-PD)/January 2020 (REPAIR-MS) with full data presented in August 2021 for both REPAIR-PD and the first dosing cohort of REPAIR-MS. We enrolled 13 participants in the REPAIR-PD trial with exposure to CNM-Au8 up to 21-weeks and 13 relapsing MS participants in the REPAIR-MS trial with exposure to CNM-Au8 up to 18-weeks. REPAIR-MS and REPAIR-PD were single-center, active-only, sequential group studies examining the brain metabolic effects, safety, pharmacokinetics and pharmacodynamics of CNM-Au8 in patients who have been diagnosed with MS within 15 years of screening or in patients with PD who have been diagnosed within three years of screening. REPAIR-PD has completed with the first dosing cohort and a planned second cohort will not be enrolled due to institutional limitations. REPAIR-MS is ongoing with the initiation of a second dosing cohort of up to 15 participants with non-active progressive MS. We anticipate enrollment concluding in the second half of 2023 with topline results available by the end of 2023.

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

Pre-specified integrated analyses of the first two completed dosing cohorts across REPAIR-MS and REPAIR-PD were announced in August 2021, and were presented at the MDS Virtual Congress 2021 held in September 2021 in an oral presentation. The results for the primary endpoint, the mean change in the brain NAD+/NADH ratio (the ratio of the oxidized to reduced form of NAD), demonstrated a statistically significant increase by an average of 0.589 units (10.4%) following 12-weeks of treatment with CNM-Au8 (p=0.037, paired t-test), in the pre-specified integrated analysis of the REPAIR-PD and REPAIR-MS trials. Key secondary endpoints, mean change from baseline in the NAD+ fraction and NADH fraction of the total NAD pool, were concordant with the primary endpoint, demonstrating the NAD+ fraction increased (p=0.026), while the NADH fraction decreased (p=0.026). The individual results for these sister trials demonstrated consistent statistical trends toward improvement in the NAD+/NADH ratio with results of p=0.11 and p=0.14, for REPAIR-PD and REPAIR-MS, respectively.

Analyses of pre-specified exploratory endpoints demonstrated that homeostatic equilibrium was achieved across essential energetic metabolites, including ATP, cellular phosphorous (“Pi(in)”), PC, and phosphorylation potential index (“ATP-ß/ADP*Pi(in)”). For these metabolites and indices, the percent change from baseline to the week 12 end-of-treatment was significantly inversely correlated with baseline levels, such that participants with relatively lower baseline levels demonstrated increases, and subjects with relatively higher baseline levels demonstrated a re- balancing effect with levels decreased to the baseline population mean. This relationship was observed both on an integrated basis across the two trials, and independently in both REPAIR-PD and REPAIR-MS, respectively, for: ATP-ß (r2=0.82, p < 0.0001; r2=0.71, p=0.0011), phosphorylation potential (r2=0.72, p=0.0002; r2=0.68, p=0.0019), PC (r2=0.78, p < 0.0001; r2=0.54, p=0.0095), and Pi(in) (r2=0.42, p=0.017; r2=0.48, p=0.018).

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

Neuronal energetic failure underlies PD, as evidenced by the observed impaired mitochondrial and lysosomal functioning, neuronal sensitivity to glutamate toxicity, accumulation of oxidative stress, autophagic failure in clearing misfolded proteins, and loss of synapse integrity associated with this disease. As such, improvement of cellular energetic efficiency, as is possible with CNM-Au8, represents an important and previously unaddressed therapeutic target for this disease.

Potential Advantages of CNM-Au8 for PD

We believe that CNM-Au8 has the potential to be a global first-in-class disease modifying nanotherapeutic drug for PD. While current therapies for PD are designed to stimulate surviving dopaminergic neurons in order to elicit partial functional effects, none of them prevent the inexorable degeneration of dopaminergic neurons to change the course of disease progression. Our nonclinical studies demonstrate that CNM-Au8 is robustly neuroprotective of dopaminergic neurons across a variety of disease-relevant insults created using a variety of toxins and stressors. In addition, CNM-Au8 may have a tolerability profile superior to existing approved products and commonly used drugs for PD, such as levodopa/carbidopa which results in risk of dyskinesias after long-term use.

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

Clinical Development of CNM-Au8 as a Disease-Modifying Drug for PD

REPAIR-PD

We initiated the Phase 2 REPAIR-PD clinical trial to determine CNS target engagement by measuring the effects of orally delivered CNM-Au8 on brain energy metabolites in patients with PD as discussed previously. The REPAIR-PD trial was conducted at the University of Texas Southwestern. The REPAIR-PD trial was approved for clinical conduct by the FDA and commenced in December 2019. The REPAIR-PD trial concluded with the completion of the first dosing cohort of 13 randomized participants. In the REPAIR program Phase 2 open-label trial, CNM-Au8 has demonstrated target engagement in the treatment of MS and PD.

The REPAIR-PD results were presented at the MDS Virtual Congress 2021 held in September 2021. The results for the primary endpoint, the mean change in the brain NAD+/NADH ratio (the ratio of the oxidized to reduced form of NAD), demonstrated a non-significant increase by an average of 0.386 units (6.8%) following 12-weeks of treatment with CNM-Au8 (p=0.1077, paired t-test). Key secondary endpoints, mean change from baseline in the NAD+ fraction and NADH fraction of the total NAD pool, were concordant with the primary endpoint demonstrating the NAD+ fraction increased (p=0.1336), while the NADH fraction decreased (p=0.1336). Exploratory endpoints, including the percent change from BL to the EOS visit demonstrated changes that highly correlated to BL levels for key energetic markers. On average, patients with energetic metabolite levels less than the BL mean significantly increased whole-brain metabolite levels at the EOS visit, while patients with BL levels greater than the mean normalized levels to the BL mean. Importantly, this relationship was observed for ATP-ß levels (r2=0.8158; p < 0.0001), phosphorylation potential (r2=0.7218; p=0.0002), and several other 31P metabolites, indicating a homeostatic effect of CNM-Au8 on brain energetics. TEAEs were rated as mild and transient. There were no SAEs and no participants experienced clinically significant laboratory abnormalities. These results robustly demonstrate target engagement in the brains of PD patients, and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites. For details, please see the “—REPAIR-MS and REPAIR-PD” section above.

RESCUE-PD

A second Phase 2 clinical trial is planned, subject to capital availability, to investigate the effects of CNM-Au8 on slowing or preventing disease progression in PD patients. The RESCUE-PD trial will follow patients with PD to determine the effects of CNM-Au8 on stabilizing disease activity as a neuroprotective therapeutic.

Additional CSN Therapeutics in the Pipeline

Three other drug candidates are at various IND-enabling stages of research. Utilizing our CSN therapeutic drug development platform, we have developed additional drug candidates based on the transition elements silver and zinc (CNM-ZnAg) for anti-viral/anti-bacterial and wound healing applications (CNM-AgZn17).

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

Given the potential for a clinical effect together with no identified safety signals from animal toxicology or initial human tolerability studies, we initiated a randomized, placebo-controlled clinical trial to determine the efficacy and safety of CNM-ZnAg for symptomatic improvement of COVID-19. This clinical trial was conducted in Brazil and fully enrolled with 288 subjects. Brazil represented a geography with a significant number of COVID-19 cases, robust clinical infrastructure and clinical trial experience, reasonable economic costs, and limited competition for participants for the enrollment of COVID-19 clinical research. The trial was a randomized double-blind placebo-controlled trial of CNM-ZnAg with a primary endpoint of time to substantial alleviation of COVID-19 symptoms through 28 days, confirmed over a continuous period greater than or equal to 48 hours, in the mITT population (all participants with PCR documented SARS-CoV-2 infection). The trial evaluated two different doses of CNM-ZnAg, which were be combined for analyses versus placebo. Trial results were announced in December 2022 and no clinical benefit was observed versus placebo. CNM-ZnAg was safe and well-tolerated, and no safety signals were identified. As a result, we have ceased further clinical development of CNM-ZnAg for treatment of COVID-19.

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

We are presently completing a standard toxicology program in animals to demonstrate safety in order to advance to first-in-human dosing studies. We have progressed to GLP dermal toxicity studies for topical applications expected to complete in 2024. Subject to regulatory filings of these toxicology findings and other results, we anticipate initiating a standard Phase 1 dermal first-in-human safety study with CNM-AgZn17 with single-ascending dose and multiple-ascending dose cohorts by late 2024. The goal of this study will be to demonstrate safety sufficient to advance to Phase 2 clinical programs with CNM-AgZn17. Given the multiple preclinical benefits demonstrated to date with CNM-AgZn17, we envision a clinical program focused on healing burn and/or surgical wounds.

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

Our research engineering team is responsible for the development and optimization of new CSN therapeutic candidates along with developing the technical processes and infrastructure to ensure reproducible chemistry, manufacturing, and controls (“CMC”) batch production of our CSN therapeutic candidates. Members of our research engineering team have PhDs and/or master’s degrees in chemistry, material science and engineering, electrical engineering, and solid-state physics. Our research engineering team leader has a degree in electrical engineering and has been instrumental in the design of our electro-crystal-chemistry platform including the various continuous flow trough apparatuses we use to produce our CSN therapeutics.

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

Financial Grants

We have been awarded grants from various organizations, including the National Multiple Sclerosis Society, FightMND, a not-for-profit registered charity in Australia, and the Michael J. Fox Foundation, who together have issued us grants totaling approximately $2.3 million. We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial of CNM-Au8 alongside other drugs at significantly lower costs than we would otherwise incur if we were to conduct a comparably designed study at reasonable market rates.

These grants include the following terms:

●

National Multiple Sclerosis Society—a grant of $0.4 million was awarded to us in September 2019. The grant provides for biomarker analyses of the VISIONARY-MS clinical trial, and includes terms related to repayment of funds received in the event of commercialization of CNM-Au8 for the treatment of MS, with repayment between 50% and 450% of the original grant amount based on achievement of certain sales milestones. Milestone funding is based on the achievement of analytical validation and reporting to the National Multiple Sclerosis Society. We will own all intellectual property rights from grant related activities.

●

FightMND—a grant of AUD1.4 million was awarded to us in August 2019. The grant includes terms related to repayment, at the sole discretion of FightMND, of funds received in the event that certain intellectual property is created during the RESCUE-ALS clinical trial and subsequently commercialized in Australia. The potential repayment would be 10% of future net sales proceeds up to 500% of the original grant amount. Milestone funding is based on patient enrollment targets. We will own all intellectual property rights from grant related activities.

●

The Michael J. Fox Foundation—a grant of $0.5 million was awarded to us in January 2021. The grant provides for preclinical research for an in vivo rodent model with CNM-Au8 treatment in well characterized alpha-synuclein over-expression, and additional research in iPSC-derived neurons with commonly recognized Parkinson’s genetic defects. Funding is milestone based. We will own all intellectual property rights from grant related activities.

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

Manufacturing

We manufacture CSN therapeutics at our own production facility based in North East, Maryland, USA (the “North East Facility”), based on novel manufacturing processes and devices that were entirely invented by us. The North East Facility is compliant with GMP where we operate an ISO8 level clean room that contains the specialized electro-crystal-chemistry devices, or continuous flow trough apparatuses, that we have invented and patented to produce our CSN therapeutics from highly pure raw materials. At our present operating scale, we produce in-process gold nanocrystal suspension, the active pharmaceutical ingredient (“API”) for our lead asset, CNM-Au8, on an ongoing basis. We believe our current API production capabilities are fully sufficient to meet our needs for both research and development and supply for our ongoing and planned clinical trials and EAPs, and we believe our processes can be scaled to achieve early commercially viable quantities.

We entered a lease commencing in September 2021 for a 74,210 square foot production facility in Elkton, Maryland, USA (the “Elkton Facility”), a few miles north of the North East Facility. The Elkton Facility will be redeveloped to support our unique manufacturing needs and will enable us to materially increase our manufacturing capacity. We also entered a lease commencing in February 2022 to expand our North East Facility to from approximately 21,000 square feet to 32,603 square feet to further increase our manufacturing capacity. We believe our technical expertise and capabilities are fully sufficient to expand capacity to support contemplated growth and anticipated commercialization. We also have developed a phased plan to significantly scale our production processes and capabilities as demand for our products increases to supply pre-commercial and commercial marketing needs. We believe our current production environment has established us as the leading world-class manufacturer of CSN therapeutics, and following the completion of our planned expansion, our facilities, equipment, and processes will comply with international practices and support our long-term strategic plans, taking into consideration quality, costs, manageability, expandability and controls.

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

Under this license agreement, we granted to 4Life an exclusive and royalty-bearing license in relation to products that are very low concentration silver, gold, and other similar very low-concentration non-pharmaceutical supplement products produced by our electro-crystal-chemistry technology platform. This exclusive license does not include ZnAg, for which 4Life has a non-exclusive right. 4Life is allowed to develop, make, manufacture, use, sell and commercialize the licensed products worldwide within the field of dietary supplements and certain non-pharmaceutical products for human use, internally or externally, which contain metallic-based constituents that are formed by our electrochemistry manufacturing techniques. 4Life will use its reasonably diligent commercial efforts to introduce the products to certain commercial markets following regulatory approval for their sale as nutritional mineral supplements. The initial term of this license agreement commenced on August 31, 2018, and will continue until five years after 4Life’s introduction of the first nutritional supplement licensed product into the marketplace, which occurred on July 1, 2020. The license agreement may be renewed for additional five-year periods by mutual agreement. Upon expiration of the license agreement the exclusive provisions in the agreement will convert to non-exclusive. The license agreement may only terminate by mutual agreement between the parties, or upon breach by either party that results in termination of the agreement under applicable law.

Under an exclusive supply agreement, 4Life will purchase the licensed products exclusively from us and we will sell the licensed products exclusively through 4Life, except for ZnAg which is not exclusively sold through 4Life. Upon the occurrence of certain future events, 4Life can achieve the right to exclusively manufacture the licensed products under the license agreement, other than ZnAg for which this right does not apply. The initial term of the exclusive supply agreement commenced on August 31, 2018, and will continue until five years after the minimum sales commencement date, which both parties have agreed was in April 2021. The exclusive supply agreement may be renewed for additional five-year periods by mutual agreement. 4Life may terminate the exclusive supply agreement for cause, which is stated to include repudiation, uncured material breach, insolvency, bankruptcy, general assignment for benefit of creditors, failure to provide reasonable assurances of financial and operational capacity, prolonged unremedied force majeure, and failure to proper notify of change in control. We may terminate the exclusive supply agreement in the event of a repudiation, uncured material breach, insolvency, bankruptcy or general assignment for benefit of creditors by 4Life.

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

To date, we have not licensed our electro-crystal-chemistry platform, any CSN therapeutics or any drug candidates to any other parties.

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

As of December 31, 2022, we have over 150 issued patents worldwide and approximately 20 patents pending worldwide. We have world-wide rights to protect and thus commercialize our CSN therapeutics and believe that our issued, and pending patents, provide sufficient protection to secure the future commercial potential of our CSN therapeutics.

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

	Issued: U.S. (4), AU (3), CA (2), CN, ID, IL, IN, JP (2), KR, MX, PH; BE, DK, ES, FI, FR, DE, HU, IE, IT, NL, NO, PL, PT, SE, SI, SC, CH, TR, GB Granted: Pending: U.S., EP, JP	July 11, 2007	December 31, 2013 August 29, 2017 October 9, 2018 May 11, 2021 Expiration dates for these patents will occur in 2028 in the applicable foreign jurisdictions and in 2030 in the U.S.*

Continuous methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/ liquid solution(s) therefrom	Issued: U.S. (3) Pending: U.S.	January 14, 2009	September 24, 2013 July 12, 2016 October 15, 2019

Description	Jurisdiction	Application Date (U.S.)	Grant Date (U.S.)

Continuous, semi-continuous and batch methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/liquid solution(s) and colloids resulting therefrom (these patents relate to CNM-Au8 and ZnAg)

	Issued: U.S. (3), AU, CA, CN, IN, IS, JP, KR; CH, DE, DK, FI, FR, IE, NL, NO, SE, GB Allowed: Pending:	January 15, 2009	June 30, 2015 July 31, 2018 May 18, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*

Novel gold-based nanocrystals for medical treatments and electrochemical manufacturing processes therefor (these patents relate to CNM-Au8)	Issued: U.S. (3), AE, AU (5), BR, CA, CN, ID, IN, IL, JP (4), KR (3), MX, PH, RU, SG (2); CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, SE Allowed: AE Pending: AU, MX, PH, SG, U.S. (2)	July 8, 2009	March 28, 2017 October 22, 2019 April 20, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*

Novel gold-platinum based bi-metallic nanocrystal suspensions, electrochemical manufacturing processes therefor and uses for the same (these patents do not relate to any specifically named product candidates herein)	Issued: U.S., AE, AU, CA, CN, ID, IL, IN, JP, KR (2), MX, NZ, PH, RU, SG; CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, SE. Pending: BR, U.S.	March 30, 2011	July 12, 2016 Expiration dates for these patents will occur in 2030 in the U.S. and in 2032 in the applicable foreign jurisdictions*

Methods and treatment for certain demyelination and dysmyelination-based disorders and/or promoting remyelination (these patents relate to CNM-Au8)	Issued: AU, BR, CA, ID, IL, JP, KR, MX, NZ (2), PH, RU, SG (2); BE, DK, FI, FR, DE, HU, IE, IT, NL, NO, PT, SE, SI, CH, TR, GB Granted: Allowed: Pending: IN	NA	NA Expiration dates for these patents will occur in 2033 in the U.S. and the applicable foreign jurisdictions*

* Expiration dates do not include possible patent extensions for certain countries.

To date, we have not been involved in any proceedings in respect of, and we have not received notice of any claims of infringement of, any intellectual property rights that may be threatened or pending, in which we may be a claimant or a respondent.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs such as those we are developing. We, along with third-party contractors, are required to comply with the various preclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of CNM-Au8 or any future drug candidate.

FDA Drug Approval Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations and guidance. The process required by the FDA before drug candidates may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;

●	submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

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

●

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

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

●	injunctions, consent decrees or the imposition of civil or criminal penalties.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

On August 7, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which delayed the implementation of the changes to the Medicare Part D drug rebate program and the U.S. Federal Anti-Kickback Statute until January 2032.

Additionally, the Inflation Reduction Act of 2022 may impact existing Medicare programs that cover prescription drugs. In addition to other relevant provisions, the Inflation Reduction Act of 2022 allows the Medicare program to directly negotiate the price of certain high-expenditure prescription drugs covered under Medicare Parts B and D, starting in the year 2028 and 2026, respectively, by setting certain “maximum fair prices.” Moreover, the Inflation Reduction Act of 2022 requires manufacturers to pay rebates to the U.S. federal government if prices of certain drugs covered under the Medicare program rise faster than the rate of inflation.

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

JOBS Act

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the initial public offering of Tottenham Acquisition I Limited (“Tottenham”), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of the shares of our Common Stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Smaller Reporting Company Status

We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2022 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2022. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Employees and Human Capital Resources

As of December 31, 2022, we had a total of 86 employees, 75 of which were full-time, primarily located in Utah and Maryland. The table below sets forth our employees by role:

Department	Count of Employees	Percent of Total
Manufacturing	20	23%
Clinical	5	6%
Quality Control & Bioanalytics	12	14%
Microbiology Lab	9	11%
Research and Development	6	7%
Senior Management	7	8%
Quality Assurance	8	9%
Finance	5	6%
Human Resources	4	5%
Information Technology	1	1%
Regulatory	1	1%
Medical Affairs	1	1%
Marketing	1	1%
Engineering and Technology	6	7%
Total	86	100%

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

Corporate Information

The mailing address for our principal executive office is 6550 South Millrock Drive, Suite G50, Salt Lake City, Utah 84121, and our telephone number is (801) 676-9695. Our website address is https://clene.com. The information contained in or accessible from any website referred to in this Form 10-K is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

As a new biopharmaceutical business, we currently do not have any drugs available for commercial sales nor do we have any drugs that have been approved for sale by the regulatory authorities. We have invested a significant portion of our efforts and financial resources in research and development of our leading drug candidate, CNM-Au8, a catalytically-active gold nanocrystal suspension, which in early-stage studies has shown potential for the treatment of patients with ALS, MS, and PD. Our ability to generate revenue and become profitable in the future depends substantially on the future sales generated by CNM-Au8 and our drug candidates, which in turn depends on the successful research and development, regulatory approval, commercialization and sale of our drug candidates presently under clinical development for the treatment of patients with neurological disorders. We are also developing new drugs based on our technology that have not yet entered into human studies. The ultimate success of our drug candidates is subject to us achieving certain milestones, including without limitation:

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

If we do not achieve one or more of these milestones in a timely manner, or at all, we could experience significant delays in our ability to obtain approval for and/or to successfully commercialize our drug candidates, which could materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

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

Further, we expect to incur significant costs in the future, in particular for research and development and the commercialization of our drug candidates. Research and development expenses totaled $31.9 million and $28.4 million for the years ended December 31, 2022 and 2021, respectively. As drug candidates presently undergoing preclinical research enter into the clinical trial stage, costs associated with such drug candidates may increase significantly. In the future, as we move more drug candidates into the clinical trial stage, conduct more clinical trials for commercialized products to broaden their use, and carry out commercial production of our drug candidates, the costs associated with such operations may increase significantly.

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

Investment in biopharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate might fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. We have incurred substantial losses since our inception. We incurred a loss from operations of $48.4 million and $50.0 million for the years ended December 31, 2022 and 2021, respectively, and a net loss of $29.9 million and $9.7 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $193.2 million and $163.3 million as of December 31, 2022 and 2021, respectively. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and administrative expenses associated with our operations, and we expect that our research and development expenses will continue to increase in the future.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and we continue to build up our commercialization capabilities. Typically, it takes many years to develop one new drug from the drug discovery stage to the time it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company and in support of our growth as a development-stage or commercial-stage pharmaceutical company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of commercializing any approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive through arrangements with third parties. If any of our drug candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Our failure to become and remain profitable would decrease our value significantly and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development or commercialization efforts.

Our cash, cash equivalents, and marketable securities totaled $23.3 million and $50.3 million as of December 31, 2022 and 2021, respectively; and net cash used in operating activities was $39.0 million and $34.6 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur losses and use cash in operating activities for the foreseeable future. For details, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We expect that within the next twelve months, we may not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due, and we may need to obtain additional financing. Additionally, pursuant to our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan (see Note 9 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. Subsequent to December 31, 2022, we have raised $3.9 million through our at-the-market facility and we entered into an equity line of credit with Lincoln Park Capital Fund, LLC for up to $25.0 million (see Note 19 to the consolidated financial statements). We have implemented cost-saving initiatives, including delaying and reducing research and development programs and commercialization efforts, reduction in executive compensation, a hiring freeze, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Inflation can adversely affect us by increasing our costs, including salary costs. Significant inflation is often accompanied by higher interest rates. Any significant increases in inflation and interest rates could have material adverse effect on our business, financial condition and results of operations. Increases in interest rates may also adversely affect the repayment terms of certain of our debt agreements.

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

We benefit from certain tax treatments, as well as tax concessions in relation to our research and development costs. We receive refundable tax credits through the research and development tax credits in the U.S., Australia, and the state of Maryland. In the U.S., the research and development tax credit is used to offset federal employment taxes on our U.S. payroll. In Australia, we receive a refundable tax offset of eligible research and development activities equal to our corporate tax rate plus 18%. In Maryland, we receive the Basic Research and Development Tax credit, which is used to offset state income taxes and may be applied against following years’ taxes until the credit is used or the credit may be carried forward for seven years. We also receive a tax exemption in Maryland for state personal property and sales tax, as well certain tax credits.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2022, we had U.S. federal net operating loss (“NOL”) carryforwards of $127.2 million, of which $93.7 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our annual taxable income in any given year based on current federal tax laws. The remaining balance of $33.5 million will begin to expire after 2034. As of December 31, 2022, we had state NOL carryforwards of $78.4 million, of which $65.5 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. As of December 31, 2022, we had research and development tax credit carryforwards of $3.8 million, which may be available to reduce future tax liabilities and expire at various dates beginning after 2032.

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

Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic, which could also cause material adverse effects on the business and operations of third parties on which we rely.

Our business and operations could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, clinical trial participants, communities, and business operations, as well as the U.S. and global economy and financial markets. The extent of the impact of the COVID-19 pandemic on our business and operations is highly uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Government measures taken in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

We, our CROs, clinical investigators, third-party vendors and clinical sites, and other suppliers may experience disruptions in supply of drug candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our drug candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. Any disruption in the supply chain from the COVID-19 pandemic, or any potential future epidemics and pandemics, could have a material adverse effect on our clinical trial plans and business operations.

We have enrolled, and will seek to enroll, patients in our clinical trials at sites located in many areas affected by the COVID-19 pandemic and, as a result, our trials have been impacted. In particular, we and our third-party CROs have faced disruptions that affected our ability to initiate and complete preclinical studies, caused manufacturing disruptions, and created delays at clinical trial site initiation and clinical trial enrollment, which ultimately led to the early conclusion of a clinical trial. Even if clinical trial sites are actively recruiting, we may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the COVID-19 virus or are fearful of visiting or traveling to clinical trial sites because of the COVID-19 pandemic, or any potential future epidemics and pandemics. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. Any negative impact from health epidemics or pandemics, including the COVID-19 pandemic, on the ability of clinical trial sites to recruit or retain patients or collect patient data could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and, if approved, to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial results.

The response health epidemics and pandemics, including the COVID-19 pandemic, may redirect our resources with respect to regulatory and intellectual property matters in a way that would adversely affect our ability to obtain regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Health epidemics and pandemics, including the COVID-19 pandemic, may materially and adversely affect us economically. While the potential global economic impact brought by, and the duration of, health epidemics and pandemics, including the COVID-19 pandemic, may be difficult to assess or predict, they have caused and could cause future disruption in the global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity in the future. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business, operations, and the value of our Common Stock.

The effects of the COVID-19 pandemic continue to evolve. The ultimate impact of the COVID-19 pandemic or other potential future epidemics or pandemics is highly uncertain and subject to continued change. We do not yet know the full extent of potential delays or impacts on our business, operations, clinical trials, regulatory environment, or the global economy as a whole. These effects could have a material impact on our business and operations, or the businesses and operations of third parties on which we rely.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2022 and 2021, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

●

we did not design and maintain controls over the preparation and review of account reconciliations and the review and segregation of duties over manual journal entries, including controls over the completeness and accuracy of information; and

●

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

Metallic nanocrystal therapeutic candidates, such as our lead product, CNM-Au8, are considered emerging and novel investigational products for the potential treatment of neurological diseases and other disorders. We are developing CNM-Au8 for the treatment of neurological disorders such as ALS, MS, and PD through remyelination and/or neuroprotection mechanisms related to catalysis of certain biological reactions. There are currently no approved remyelination therapies and the evidence for an effect of neuroprotection treatments on these indications is thus far limited. Since there is limited clinical trial data and precedent for the development of nanocrystal therapies that promote remyelination and neuroprotection to treat these indications, there is a substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support regulatory approval. In addition, there are generally limited or no regulatory precedents concerning metallic nanocrystal drug marketing authorization, or a regulatory framework to appropriately differentiate approved nanocrystal product labeling. Our lead metallic nanocrystal drug candidate, CNM-Au8, contains nanocrystals made entirely of high purity gold alone. It is unclear how regulatory authorities will identify or classify the active moiety of CNM-Au8, including whether it is classified as a new chemical entity or comparable designation. The inability to obtain sufficiently differentiated active moiety classification from gold generically could potentially limit CNM-Au8 and our drug candidates from ever achieving profitability.

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

Although we have obtained FDA orphan drug designation for CNM-Au8 for the treatment of ALS, we may not realize any benefit from such designation and it does not increase the chance of approval.

The FDA granted orphan drug designation to our lead drug candidate, CNM-Au8, for the treatment of ALS in May 2019. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the U.S., or that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the U.S. Generally, if a drug with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or EMA, from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the U.S. and ten years in the European Union. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Although we have obtained orphan drug designation for CNM-Au8 for the treatment of ALS in the U.S., and may obtain the same designation for other drug candidates or indications, that designation may not effectively protect the drug candidate from competition, if approved, because different drugs can be approved for the same condition and the same drugs can be approved for a different condition but used off-label for any orphan indication we may obtain. Even after an orphan drug is approved, the FDA can subsequently approve a drug that is otherwise the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Moreover, the Inflation Reduction Act of 2022 may impact existing Medicare programs that cover prescription drugs. In addition to other relevant provisions, the Inflation Reduction Act of 2022 allows the Medicare program to directly negotiate the price of certain high-expenditure prescription drugs covered under Medicare Parts B and D, starting in the year 2028 and 2026, respectively, by setting certain “maximum fair prices.” Moreover, the Inflation Reduction Act of 2022 requires manufacturers to pay rebates to the federal government if prices of certain drugs covered under the Medicare program rise faster than the rate of inflation.

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

Our CROs, clinical investigators and third-party vendors may also be impacted by the COVID-19 outbreak. See “—Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic, which could also cause material adverse effects on the business and operations of third parties on which we rely.”

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

In addition, we are also a “smaller reporting company” because the market value of our stock held by non-affiliates is less than $700 million as of June 30, 2022 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2022. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. Such provisions include the following:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

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

SEC regulations may limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds a company can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 pursuant to the Baby Shelf Rule is limited to one-third of the aggregate market value of its shares of common stock held by non-affiliates of the company. Currently, we are not Baby Shelf constrained but could become constrained in the future. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

The following summary sets forth the details of our leased properties:

●	EOS at Millrock Park, LLC (Salt Lake City, Utah)—approximately 5,028 square feet, expiring April 2027 with an option to extend thereafter.

●	Upper Chesapeake Flex One, LLC (North East, Maryland)—approximately 32,603 square feet, expiring January 2029 with an option to extend thereafter.

●	100 Chesapeake Blvd LLC (Elkton, Maryland)—approximately 74,210 square feet, expiring August 2031 with an option to extend thereafter and a purchase option at the expiration of the seventh year.

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

Holders

As of March 9, 2023, there were 76,929,203 issued and outstanding shares of our Common Stock held by 70 stockholders of record. The number of stockholders of record was determined from the records of our transfer agent and does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our or our management team's expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” the “Company” or “our” are intended to mean the business and operations of Clene Inc. and its consolidated subsidiaries.

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

Our clean-surfaced nanocrystals exhibit catalytic activities many-fold higher than multiple other commercially available nanoparticles, produced using various techniques, that we have comparatively evaluated. We now have multiple drug assets currently in development and/or clinical trials for applications primarily in neurology. Our development and clinical efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including Amyotrophic Lateral Sclerosis (“ALS”), Multiple Sclerosis (“MS”), and Parkinson’s Disease (“PD”).

We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), a stockholder and related party. We anticipate these revenues to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials. We incurred a loss from operations of $48.4 million and $50.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $193.2 million and $163.3 million, respectively.

We expect to continue investing in product development and we expect to incur additional losses in the future to fund our operations and conduct product research and development. We also recognize the need to raise additional capital to fully implement our business plan. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our products to offset expenses and capital expenditures. In the event that we do not generate sufficient revenues and are unable to obtain funding, we will be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion, or capital expenditures, which could adversely affect our business prospects, ability to meet long-term liquidity needs, or we may be unable to continue operations.

Recent Developments of Our Clinical Programs

CNM-Au8 for the Treatment of ALS

We recently reported data from the open label extension (“OLE”) of our Phase 2 RESCUE-ALS clinical trial, which evaluated the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in patients with early symptomatic ALS. The data showed preserved ALS Functional Rating Scale Revised (“ALSFRS-R”) score in patients and delayed time to clinical worsening from the most recent 12-month data cut of the OLE, which represents a 12-month minimum follow-up for OLE participants from the last-patient last-visit from the 36-week double-blind treatment period through July 14, 2022. The rate of change for ALSFRS-R was compared post hoc with a random slopes model.

●	Statistically significant difference in ALSFRS-R slope from day 1 (randomization) to week 48: among participants originally randomized to active compared to participants originally randomized to placebo (p=0.0159; 2.6-point difference in ALSFRS-R at week 48). This represents an extension of the original double-blind period in which placebo-to-CNM-Au8 OLE participants had not yet reached effective drug concentrations.

●	Statistically significant difference in ALSFRS-R slope from week 60 to week 120 comparing participants originally randomized to active or placebo. Analyses were conducted starting at 24-weeks in open-label to ensure that ex-placebo participants who switched to CNM-Au8 in the OLE were at steady-state CNM-Au8 concentrations (p=0.0057; 6.0-point difference in ALSFRS-R at week 120).

●	Statistically significant delay in time to ALS clinical worsening including death, tracheostomy, initiation of ventilatory support, or feeding tube insertion through 120 weeks (Cox hazard ratio 0.478, 95% CI: 0.225 to 1.015, log-rank p=0.0494). The risk of ALS progression was less than half for those originally receiving CNM-Au8 compared to those originally receiving placebo.

We also reported topline data in October 2022 from the Phase 2/3 HEALEY ALS Platform Trial, which evaluated the safety and efficacy of CNM-Au8 in patients with ALS. In March 2023, we announced exploratory results for time to clinical worsening events based on prespecified risk adjusted Cox proportional hazard analyses. Treatment with the CNM-Au8 30 mg dose was associated with a 74% decreased risk (lower hazard) of the composite endpoint of time to clinical worsening events, which included the first instance of death, tracheostomy, initiation of permanently assisted ventilation (>22 hours per day of non-invasive ventilatory support), or placement of a feeding tube (p=0.035). Treatment with CNM-Au8 was also associated with statistically significant and directional trends across all prespecified time to clinical worsening event analyses (not adjusted for multiple comparisons), including (i) 98% decreased risk of death or permanently assisted ventilation (p=0.028), (ii) 95% decreased risk of death (p=0.053), (iii) 74% decreased risk of feeding tube placement (p=0.035), (iv) 63% decreased risk of assisted ventilation (p=0.058), (v) 84% decreased risk of ALS-related hospitalization (p=0.107), and (vi) 69% decreased risk of all-cause hospitalization (p=0.065). Supportive sensitivity analyses incorporating baseline neurofilament light chain levels were similarly robust and resulted in increased effect sizes and smaller nominal p-values in the same “within regimen” analyses. The full analyses, including data on a subject level basis and additional exploratory efficacy parameters, are expected to be received from the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in mid-2023. Additionally, we expect data on biomarkers of neurodegeneration in mid-2023. The OLE will continue to follow participants for an additional 52-week treatment period and we expect matured survival data in mid-2023. We are presently discussing the design of an international Phase 3 study, RESTORE-ALS, with expert ALS clinical advisors with the 30 mg dose.

CNM-Au8 was well-tolerated without long term safety concerns in both RESCUE-ALS and the HEALEY ALS Platform Trial. We plan to work closely with regulatory health authorities from the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency, ALS experts, and patient representatives to determine the proper path to support potential approval. We do not know when or if we will be able to file a New Drug Application (“NDA”) with the FDA based on our accumulation of clinical evidence until we meet with the FDA in an end of Phase 2 meeting which is expected in the third quarter of 2023 after we receive the biomarker data and efficacy parameters that is forthcoming from the HEALEY ALS Platform Trial.

CNM-Au8 for the Treatment of MS

We recently reported updated data from our Phase 2 VISIONARY-MS clinical trial, which evaluated the efficacy and safety of CNM-Au8 in stable relapsing remitting MS patients. These exploratory results support the previously reported statistically significant clinical improvements in low contrast vision and global neurological function in stable relapsing MS patients reported in the modified intent to treat population. Exploratory MRI findings provide evidence of brain neuronal structural integrity assessed by diffusion tensor imaging that demonstrated statistically significant results for key metrics of axonal integrity and white matter integrity. Preservation of white matter integrity is associated with decreased cognitive functional decline in MS patients. Results included all participants with advanced MRI data collection (n=68):

●	fractional anisotropy change within the whole brain (cerebrum): 0.0029, 95% CI: 0.0048 to 0.0054, p = 0.0199;

●	fractional anisotropy change within total cerebral white matter – week 48 least squares (“LS”) mean difference: 0.0026, 95% CI: -0.0003 to 0.0055, p=0.0805; and

●	fractional anisotropy change within total cerebral normal appearing white matter – week 48 LS mean difference: 0.0025, 95% CI: -0.00034 to 0.0054, p=0.0823.

Exploratory multi-focal Visual Evoked Potential (“mf-VEP”) findings provide evidence of improved information transmission in the visual system (from the eye to the visual cortex) supported by statistically significant increases in amplitude. The VEP least affected eye was defined as the eye with the shortest latency delay at baseline. Results included all participants with recorded VEP data (n=64):

●	mf-VEP amplitude percent change in the least affected eye at baseline – week 48 LS mean difference: 9.7%, 95% CI: 3.1% to 16.3%, p=0.0047;

●	mf-VEP amplitude percent change in the most affected eye at baseline – week 48 LS mean difference: 6.1%, 95% CI: -0.6% to 12.7%, p=0.0730; and

●	mf-VEP amplitude percent change across both eyes – week 48 LS mean difference: 7.9%, 95% CI: 1.4% to 14.4%, p=0.0184.

The increased amplitude signal suggests previously impaired neurons subsequently increase information transmission following CNM-Au8 treatment, supporting improved axonal integrity.

We also completed the first dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial, and have initiated a second dosing cohort in non-active progressive MS patients which is expected to be complete in the second half of 2023. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance our assets into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the third quarter of 2023.

CNM-ZnAg

We recently reported topline data from the Phase 2 clinical trial to investigate the efficacy and safety of CNM-ZnAg for the treatment of COVID-19. The trial was a randomized double-blind placebo-controlled trial of CNM-ZnAg with a primary endpoint of the time to substantial alleviation of COVID-19 symptoms through 28 days, confirmed over a continuous period greater than or equal to 48 hours, in the mITT population (all participants with PCR documented SARS-CoV-2 infection, n=288). The trial evaluated two different doses of CNM-ZnAg, which were combined for analyses versus placebo. No clinical benefit was observed versus placebo. CNM-ZnAg was safe and well-tolerated, and no safety signals were identified. As a result, we have ceased further clinical development of CNM-ZnAg for treatment of COVID-19.

The chart below reflects the growing body of evidence for CSN therapeutics from our completed and ongoing clinical programs.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In May 2022, the FDA approved an orally administered version of edaravone, which has been available since 2017 as an intravenous infusion for the treatment of ALS. In September 2022, the FDA approved AMX0035, branded as Relyvrio, a drug from Amylyx Pharmaceuticals, Inc. for the treatment of ALS. AMX0035 previously received a conditional approval by Health Canada in June 2022.

In July 2022, the FDA accepted an NDA for tofersen, an investigational drug from Biogen Inc., for the treatment of SOD1 ALS. While tofersen did not meet the primary endpoint in the Phase 3 VALOR trial, trends favoring tofersen were seen across multiple secondary and exploratory measures of biologic activity and clinical function. Additional 12-month integrated data from the Phase 3 VALOR trial and its OLE showed that earlier initiation of tofersen compared to delayed initiation slowed declines in clinical function, respiratory function, muscle strength, and quality of life in people with SOD1-ALS. Biogen Inc. is seeking approval of tofersen under the FDA’s accelerated approval pathway, based on the use of neurofilament as a surrogate biomarker that is reasonably likely to predict clinical benefit. Neurofilaments are normal proteins found in healthy neurons, that are increased in blood and cerebrospinal fluid when damage has been done to neurons or their axons and are a marker of neurodegeneration. In ALS, higher levels of neurofilaments have been found to predict more rapid decline in clinical function and shortened survival. Tofersen study results suggest reductions in neurofilament preceded and predicted slowing of decline in measures of clinical and respiratory function, strength, and quality of life. The NDA has been granted priority review and the FDA will convene a meeting of the Peripheral and Central Nervous System Drugs Advisory Committee for the NDA on March 22, 2023. The NDA has a Prescription Drug User Fee Act action date of April 25, 2023. Additionally, in December 2022, the European Medicines Agency accepted the Marketing Authorization Application for review of tofersen.

In December 2022, BrainStorm Cell Therapeutics Inc. (“BrainStorm”) was granted a Type A meeting with the FDA to discuss a refusal to file letter previously issued by the FDA regarding a New Biologics License Application for NurOwn for the treatment of ALS. The Type A Meeting was scheduled to occur on January 11, 2023. BrainStorm completed a Phase 3 trial in ALS which did not meet the primary and secondary endpoints. However, a pre-specified subgroup of participants showed a trend to a meaningful increase in the clinical response with NurOwn compared to placebo and met the secondary endpoint of average ALSFRS-R change from baseline to week 28. Additional post-hoc sensitivity analyses also showed a statistical trend towards a clinically meaningful treatment effect with NurOwn across subgroups. Finally, biomarker data in all trial participants also showed consistent patterns of NurOwn reducing markers of inflammation and neurodegeneration, and increasing neuroprotective and anti-inflammatory markers relative to placebo.

In February 2023, Prilenia Therapeutics B.V. announced the pridopidine arm of the HEALEY ALS Platform Trial did not meet the primary and key secondary endpoints, but beneficial effects were observed across several pre-specified secondary and exploratory endpoints.

Impact of the COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, on our business and operations is highly uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Government measures taken in response to the COVID-19 pandemic have had a significant impact, both direct and indirect, on businesses, commerce, and economies worldwide, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and clinical trials, delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In particular, we and our third-party contract research organizations (“CROs”) have faced disruptions that affected our ability to initiate and complete preclinical studies, caused manufacturing disruptions, and created delays at clinical trial site initiation and clinical trial enrollment, which ultimately led to the early conclusion of a clinical trial.

We are monitoring the potential impact of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of one of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic. We are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Reverse Recapitalization with Tottenham and Clene Nanomedicine

On December 30, 2020 (the “Closing Date”), Chelsea Worldwide Inc., our predecessor, consummated a business combination (the “Reverse Recapitalization”) by and among Clene Nanomedicine, Inc. (“Clene Nanomedicine”), Tottenham Acquisition I Limited (“Tottenham”), Chelsea Worldwide Inc. (“PubCo”), a Delaware corporation and wholly-owned subsidiary of Tottenham, Creative Worldwide Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of PubCo, and Fortis Advisors LLC as the representative of our stockholders. Prior to the Reverse Recapitalization, Tottenham was incorporated in the British Virgin Islands as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities. Prior to the Reverse Recapitalization, there was not a public market for the shares of Clene Nanomedicine common stock.

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

Earn-out Shares

In connection with the Reverse Recapitalization, certain of Clene Nanomedicine’s common stockholders are entitled to receive earn-out payments (the “Clene Nanomedicine Contingent Earn-out”), and Tottenham’s former officers and directors and Norwich Investment Limited (collectively, the “Initial Stockholders”) are entitled to receive earn-out payments (the “Initial Stockholders Contingent Earn-out,” and both collectively the “Contingent Earn-outs”) based on achieving certain milestones. The Contingent Earn-outs have been classified as liabilities in the consolidated balance sheets and were initially measured at fair value on the date of the Reverse Recapitalization and are subsequently remeasured to fair value at each reporting date. The change in fair value of the Contingent Earn-outs has been recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

Financial Overview

Our results of operations, financial condition, and the period-to-period comparability of our financial results are principally affected by the following factors:

Research and Development Expense

The discovery and development of novel drug candidates require a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of drug candidates has been advancing and expanding.

Historically, substantially all of our research and development expenses relate to CNM-Au8, our lead asset, with the remainder spent on our CNM-ZnAg asset. Our research and development expenses are affected by the timing and advancement of our existing product pipeline as well as the timing and quantity of new drug programs commenced. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to per patient clinical trial site fees for larger clinical trials, the costs of opening and monitoring clinical sites, CRO activity, and manufacturing expenses. We anticipate that our research and development expenses will decrease in 2023 due to the completion of many of our ongoing clinical trials but will increase in future years as we advance our assets into Phase 3.

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

General and Administrative Expense

General and administrative expenses consist primarily of payroll and personnel expenses, including salaries and related benefits and stock-based compensation expense; professional fees for legal, accounting, tax, and information technology services; fees for directors' and officers’ insurance; expenses for business development activities and investor and public relations; utilities and facility expenses; travel expenses; rental fees; consulting fees; and other administrative expenses.

Our expectation for our general and administrative expenses in future periods is contingent on the outcome of our end of Phase 2 meetings with the FDA for ALS, which are expected in the third quarter of 2023 after we receive the biomarker data and efficacy parameters that is forthcoming from the Healey ALS Platform Trial, and our discussions with regulatory health authorities, ALS experts, and patient representatives to determine the proper path to support potential approval.

If we are able to file an NDA with the FDA based on our accumulation of clinical evidence, we would expect our general and administrative expenses to increase in future periods to support increases in our drug development activities and as we build out our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are not able to file an NDA based on our accumulation of clinical evidence, we would need to continue investing in clinical research activities and we would expect our general and administrative expenses to decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, including a reduction in executive compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) changes in the fair value of our (a) common stock warrant liability and (b) Contingent Earn-outs, (ii) interest income and interest expense, (iii) interest income and expense resulting from changes in fair value of our notes payable, (iv) gains and losses on extinguishment of notes payable, (v) gains and losses on termination of leases, and (vi) the research and development tax credits and unrestricted grants.

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

Results of Operations

Our results of operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,		Change
(in thousands)	2022	2021	Dollars	%
Product revenue	$329	$570	$(241)	(42)%
Royalty revenue	144	153	(9)	(6)%
Total revenue	473	723	(250)	(35)%
Operating expenses:
Cost of revenue	26	289	(263)	(91)%
Research and development	31,920	28,416	3,504	12%
General and administrative	16,936	21,996	(5,060)	(23)%
Total operating expenses	48,882	50,701	(1,819)	(4)%
Loss from operations	(48,409)	(49,978)	1,569	(3)%
Total other income (expense), net	18,491	39,810	(21,319)	(54)%
Net loss before income taxes	(29,918)	(10,168)	(19,750)	194%
Income tax benefit	—	428	(428)	(100)%
Net loss	$(29,918)	$(9,740)	$(20,178)	207%

Revenue

Product revenue totaled $0.3 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively, in our Supplements segment related to (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor.” During the years ended December 31, 2022 and 2021, changes in product revenue were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply agreement.

Royalty revenue totaled $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. For more details on the supply and license agreements, see Note 17 to our consolidated financial statements.

Cost of Revenue

Cost of revenue totaled $26,000 and $0.3 million for the years ended December 31, 2022 and 2021, respectively, relating to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,		Change
(in thousands)	2022	2021	Dollars	%
CNM-Au8	$10,439	$11,659	$(1,220)	(10)%
CNM-ZnAg	2,662	970	1,692	174%
Unallocated	5,698	3,542	2,156	61%
Personnel	9,856	7,414	2,442	33%
Stock-based compensation	3,265	4,831	(1,566)	(32)%
Total research and development	$31,920	$28,416	$3,504	12%

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to a decrease in expenses in the REPAIR-PD, RESCUE-ALS, and VISIONARY-MS clinical trials due to completion of the blinded period of each trial; an overall decrease in expenses in the REPAIR-MS clinical trial due to completion of the blinded portion of the first dosing cohort, partially offset by an increase in expenses due to the initiation of the second dosing cohort; and a decrease in pre-clinical and non-clinical expenses; partially offset by an increase in expenses in the HEALEY ALS Platform trial due to the timing of calendar payments for our participation in the trial; and an increase in expenses related to our two Expanded Access Programs (“EAPs”) with the Sean M. Healey & AMG Center for ALS and the HEALEY ALS Platform Trial, due to increased enrollment and expansion of the EAPs;

(ii)	an increase in expenses related to CNM-ZnAg, primarily due to the progression of the clinical development process, including completion of the clinical trial for treatment of COVID-19 in 2022;

(iii)

an increase in unallocated expenses, primarily due to increased rent and utility expenses due to our newly-leased facility in Elkton, Maryland and our expanded facility in North East, Maryland; increased research, manufacturing, and materials expenses; and decreased grant revenue; partially offset by decreased depreciation expense;

(iv)	an increase in personnel expenses, primarily due to our increased headcount, partially offset by a reduction in headcount during the fourth quarter of 2022; and

(v)

a decrease in stock-based compensation expense, primarily due to a decrease in stock-based compensation expense from restricted stock awards, partially offset by an increase in stock-based compensation expense from stock options.

General and Administrative Expenses

General and administrative expense for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,		Change
(in thousands)	2022	2021	Dollars	%
Directors’ and officersʼ insurance	$3,395	$3,719	$(324)	(9)%
Legal	557	1,518	(961)	(63)%
Finance and accounting	773	3,183	(2,410)	(76)%
Public and investor relations	927	887	40	5%
Personnel	4,649	3,530	1,119	32%
Stock-based compensation	5,248	7,553	(2,305)	(31)%
Other	1,387	1,606	(219)	(14)%
Total general and administrative	$16,936	$21,996	$(5,060)	(23)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in directors’ and officers’ insurance fees;

(ii)

a decrease in legal fees after completing the Reverse Recapitalization and subsequent registration statement filings with the SEC, decreased patent and trademark expenses, decreased fees related to financing and fundraising, and a decrease in other general corporate legal fees;

(iii)

a decrease in finance and accounting fees after completing the Reverse Recapitalization and subsequent filings with the SEC, including decreased fees from consultants and other financial vendors; decreased fees for various financial institutions, investment bankers, advisors, and auditors; partially offset by an increase in tax professional fees;

(iv)	an increase in fees related to our public and investor relations efforts;

(v)	an increase in personnel expenses, primarily due to our increased headcount, partially offset by a reduction in headcount during the fourth quarter of 2022;

(vi)

a decrease in stock-based compensation expense, primarily due to a decrease in stock-based compensation expense from restricted stock awards, partially offset by an increase in stock-based compensation expense from stock options; and

(vii)

a decrease in other expenses, primarily due a decrease in expenses related to business development, information technology, and office and professional expenses; partially offset by an increase in expenses related to corporate and liability insurance, travel, supplies and equipment, depreciation, and increased rent and utility expenses due to our newly-leased facility in Elkton, Maryland and our expanded facility in North East, Maryland.

Total Other Income (Expense), Net

Total other income (expense), net, for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,		Change
(in thousands)	2022	2021	Dollars	%
Interest expense	$(3,296)	$(870)	$(2,426)	(279)%
Gain on extinguishment of notes payable	—	648	(648)	(100)%
Gain on termination of lease	420	—	420	100%
Change in fair value of common stock warrant liability	169	983	(814)	(83)%
Change in fair value of Clene Nanomedicine contingent earn-out liability	15,836	33,953	(18,117)	(53)%
Change in fair value of Initial Stockholders contingent earn-out liability	2,026	3,589	(1,563)	(44)%
Research and development tax credits and unrestricted grants	3,079	1,519	1,560	103%
Other income (expense), net	257	(12)	269	2,242%
Total other income (expense), net	$18,491	$39,810	$(21,319)	(54)%

The change in total other income (expense), net, was primarily due to the following:

(i)	an increase in interest expense primarily due to increasing interest rates and increased amortization of debt discount and debt issuance costs on notes payable;

(ii)

a gain on extinguishment of notes payable due to forgiveness of a Paycheck Protection Program loan (the “PPP Loan”) by the United States (“U.S.”) Small Business Administration during the year ended December 31, 2021;

(iii)	a gain on termination of lease due to the termination of an operating lease for office space for the year ended December 31, 2022;

(iv)

a gain from a decrease in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability. The changes in fair value were due to changes in the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(v)

a gain from a decrease in fair value of the common stock warrant liability related to the Avenue Warrant. The change in fair value was due to the change in price of our Common Stock on Nasdaq, updates in the valuation model assumptions, and the extinguishment of the liability as of December 31, 2021;

(vi)	income due to research and development tax credits, which are recognized in amounts equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage; and

(vii)	an increase in other income (expense), net, primarily due to interest income on cash, cash equivalents, and marketable securities and realized gains and losses on foreign currency transactions.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00% for the years ended December 31, 2022 and 2021. We are also subject to state income tax in Utah at a rate of 4.85% and 4.95% for the years ended December 31, 2022 and 2021, respectively; and in Maryland at a rate of 8.25% for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00% and 25.00% for the years ended December 31, 2022 and 2021, respectively. Clene Australia income tax benefit totaled $0 and $0.4 million for the years ended December 31, 2022 and 2021, respectively. We recorded other income of $2.6 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively, for research and development tax credits pertaining to Clene Australia for the 2022 and 2021 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 15.00% up to €395,000 of taxable income and 25.80% for taxable income in excess of €395,000 for the year ended December 31, 2022; and 15.00% up to €245,000 of taxable income and 25.00% for taxable income in excess of €245,000 for the year ended December 31, 2021. Clene Netherlands had no taxable income or provision for income taxes for the years ended December 31, 2022 and 2021.

Liquidity and Capital Resources

Sources of Capital

We have incurred significant losses and negative cash flows from operations since our inception. We expect to incur additional losses in the future to fund our operations and conduct research and development of our drug candidates. We recognize the need to raise additional capital to fully implement our business plan. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our products to offset expenses and capital expenditures. In the event that we do not generate sufficient revenues and are unable to obtain funding, we will be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion, commercialization efforts, or capital expenditures, which could adversely affect our business prospects, ability to meet long-term liquidity needs, or we may be unable to continue operations.

Since our inception, we have dedicated substantially all of our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $134.0 million from equity financing, including sales of common stock, preferred stock, warrants to purchase common stock, and our ATM offering program;

●	gross proceeds of $32.3 million from borrowings under convertible promissory notes;

●	gross proceeds of $26.9 million from borrowings under notes payable and convertible notes payable;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $6.1 million from refundable research and development tax credits;

●	gross proceeds of $2.2 million from grants from various organizations; and

●	gross proceeds of $1.0 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial for the treatment of ALS with certain drug candidates, including CNM-Au8, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $48.4 million and $50.0 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $193.2 million and $163.3 million as of December 31, 2022 and 2021. Our cash, cash equivalents, and marketable securities totaled $23.3 million and $50.3 million as of December 31, 2022 and 2021, respectively, and net cash used in operating activities was $39.0 million and $34.6 million for the years ended December 31, 2022 and 2021, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we may not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due, and we may need to obtain additional financing. Additionally, pursuant to our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan (see Note 9 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. Subsequent to December 31, 2022, we have raised $3.9 million through our at-the-market facility and we entered into an equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for up to $25.0 million (see Note 19 to the consolidated financial statements). We have implemented cost-saving initiatives, including delaying and reducing research and development programs and commercialization efforts, reduction in executive compensation, a hiring freeze, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

Firm commitments for funds include approximately $0.1 million and $1.1 million of payments under finance and operating lease obligations, respectively; payment of principal and interest on notes payable totaling $9.3 million; and commitments under various agreements for capital expenditures totaling $1.6 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $27,000 and $7.5 million of payments under finance and operating lease obligations, respectively; and interest and principal repayment of notes payable of $23.2 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(39,011)	$(34,624)
Net cash used in investing activities	(10,164)	(1,332)
Net cash provided by financing activities	17,249	27,112
Effect of foreign exchange rate changes on cash	(30)	(85)
Net decrease in cash, cash equivalents and restricted cash	$(31,956)	$(8,929)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $39.0 million for the year ended December 31, 2022, which resulted from a net loss of $29.9 million, adjusted for non-cash items totaling $(7.6) million and a net change in operating assets and liabilities of $(1.5) million. Significant non-cash items included (i) depreciation expense of $1.0 million relating to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.4 million; (iii) stock-based compensation expense of $8.5 million; (iv) gain on termination of lease of $0.4 million; (v) accretion of debt discount of $0.9 million; (vi) non-cash interest expense of $0.1 million; and (vii) the changes in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $15.8 million and $2.0 million, respectively, and the change in fair value of common stock warrant liability of $0.2 million. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. The net change in operating assets and liabilities was primarily attributable to the following: (a) an increase in accounts receivable of $0.1 million and an increase in accounts payable of $0.3 million due to the timing of vendor invoicing and payments; (b) an increase in prepaid expenses and other current assets of $1.4 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable; (c) an increase in accrued liabilities of $0.3 million primarily due to decreased accrued compensation and benefits; and (d) a decrease in operating lease obligations of $0.5 million.

Net cash used in operating activities was $34.6 million for the year ended December 31, 2021, which resulted from a net loss of $9.7 million, adjusted for non-cash items totaling $(25.9) million and a net change in operating assets and liabilities of $1.0 million. Significant non-cash items included the change in fair value of our (i) common stock warrant liability of $1.0 million, and (ii) Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $34.0 million and $3.6 million, respectively. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. Additional significant non-cash items included (a) stock-based compensation expense of $12.4 million, driven by our increased headcount; (b) depreciation expense of $1.0 million relating to laboratory and office equipment and leasehold improvements; and (c) gain on extinguishment of notes payable of $0.7 million relating to the forgiveness of the PPP Loan. The net change in operating assets and liabilities was primarily attributable to the following: (a) increases in accounts payable and accrued liabilities of $1.3 million and $0.9 million, respectively, which in both cases was due to the timing of vendor invoicing and payments; and (b) an increase in prepaid expenses and other current assets of $0.7 million due to the timing of vendor invoicing and payments and timing of receipt of metals to be used in research and development, partially offset by a decrease in research and development tax credits receivable.

Investing Activities

Net cash used in investing activities was $10.2 million for the year ended December 31, 2022, which consisted of (i) purchases of marketable securities of $24.6 million and (ii) purchases of property and equipment of $5.2 million, offset primarily by (iii) proceeds from maturities and calls of marketable securities of $12.0 million and (iv) proceeds from sale of marketable securities of $7.6 million. Net cash used in investing activities was $1.3 million for year ended December 31, 2021, which consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $17.3 million for the year ended December 31, 2022, which primarily consisted of (i) proceeds from exercise of stock options of $0.3 million, (ii) proceeds from issuance of common stock, net of offering costs, of $11.5 million, and (iii) proceeds from the issuance of notes payable of $5.7 million; offset primarily by (iv) payment of finance lease obligations of $0.1 million, and (v) payment of notes payable issuance costs of $0.1 million. Net cash provided by financing activities was $27.1 million for the year ended December 31, 2021, which primarily consisted of (i) proceeds from exercise of stock options of $0.4 million, (ii) proceeds from the issuance of notes payable of $20.0 million offset by payment of issuance costs of $0.5 million, and (iii) proceeds from the a private placement of common stock of $9.3 million, offset primarily by (iv) payment of finance lease obligations of $0.2 million and (v) payment of deferred offering costs of $1.9 million.

Maryland DHCD Loans

In February 2019, we entered into a loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland. The agreement provides for a term loan of $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative and negative covenants until maturity, including providing information about the Company and our operations; limitations on our ability to retire, repurchase, or redeem our common or preferred stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. There are no financial covenants associated with the 2019 MD Loan. As of December 31, 2022, we were not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” at issuance based on 119,907 shares of Common Stock. Repayment of the full balance is due on February 22, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of December 31, 2022 and 2021, the note was recorded at principal plus accrued interest in the consolidated balance sheets.

In May 2022, we entered into a loan agreement (the “2022 MD Loan”) with DHCD, which provides for a term loan of up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain personal property (the “Assets”) related to the production of pharmaceutical drugs. As of December 31, 2022, we had drawn $0.7 million under the term loan, with the remainder available upon our submission of disbursement requests to purchase the Assets. The 2022 MD Loan matures on July 1, 2027. The first twelve payments, commencing on July 1, 2022, are deferred. Immediately thereafter, there shall be eighteen monthly installments of interest-only based on the actual amount advanced under the loan, each up to a maximum amount of $15,000; followed by thirty monthly installments of principal and interest, each in the amount of $33,306, which is due and payable even if the entire loan has not been advanced prior to the date such monthly payment is due and payable, with a balloon payment of all accrued and unpaid interest and principal due on the maturity date. We recorded $31,000 of debt issuance costs that are being amortized over the contractual term using the effective interest method. Pursuant to the 2022 MD Loan, DHCD was granted a continuing security interest in the Assets as collateral. Under a priority of liens agreement by and between DHCD and Avenue Venture Opportunities Fund, L.P. (“Avenue”), an existing secured creditor of the Company, DHCD’s continuing security interest in the Assets shall be a first priority lien.

In December 2022, we entered into a loan agreement (the “2022 DHCD Loan”) with DHCD for a term loan of $5.0 million bearing simple interest at an annual rate of 6.00%. The 2022 DHCD Loan matures on January 1, 2028. The first twelve payments, commencing on January 1, 2023, are deferred. Immediately thereafter, there shall be 48 monthly installments of interest only, with a balloon payment of all accrued and unpaid interest and the principal due on the maturity date. We recorded $0.1 million of debt issuance costs that are being amortized over the contractual term using the effective interest method. DHCD may, in its sole discretion, at any time after December 8, 2023, convert any portion of the outstanding balance of the 2022 DHCD Loan into Common Stock at the price of the greater of: (i) 97% of the 30-day trailing volume-weighted average sales price for the Common Stock, ending on and including the date on which the stock is purchased; or (ii) $4.00 per share (the “DHCD Conversion Feature”). DHCD may exercise the DHCD Conversion Feature in increments of $1.0 million. The DHCD Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock contingently issuable upon conversion is 1,250,000 at the $4.00 per share minimum exercise price, assuming conversion of the entire principal balance.

Advance Cecil Inc. Loan

In April 2019, we entered into a loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the state of Maryland. The agreement provides for a term loan of $0.1 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative covenants until maturity, including providing information about the Company and our operations. There are no financial covenants associated with the 2019 Cecil Loan. As of December 31, 2022, we were not in violation of any covenants. The 2019 Cecil Loan established “Phantom Shares” at issuance based on 23,981 shares of Common Stock. Repayment of the full balance is due on April 30, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of December 31, 2022 and 2021, the note was recorded at principal plus accrued interest in the consolidated balance sheets.

Avenue Loan

In May 2021, we entered into a loan agreement (the “2021 Avenue Loan”) with Avenue. The agreement provides for a 42-month term loan of up to $30.0 million. The first tranche is $20.0 million (“Tranche 1”), of which $15.0 million was funded at close and $5.0 million was funded in September 2021. We incurred issuance costs of $0.6 million of which $47,000 was expensed immediately. The remaining unfunded tranche of $10.0 million (“Tranche 2”) was not drawn and expired on December 31, 2022. The 2021 Avenue Loan bears interest at a variable rate equal to the sum of (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of December 31, 2022 and 2021, the interest rate was 14.10% and 9.85%, respectively. Payments are interest-only for the first 12 months and have been extended an additional 12 months (the “First Interest-only Period Extension”) based on our achievement of a statistically significant result in certain clinical trials (“Performance Milestone 1”). The loan principal will amortize equally from the end of the interest period to the expiration of the 42-month term on December 1, 2024. On the maturity date, an additional payment equal to 4.25% of the funded loans, or $0.9 million (the “Final Payment”), is due in addition to the remaining unpaid principal and accrued interest. The Final Payment was recorded as a debt premium and is being amortized over the contractual term using the effective interest method. The Final Payment did not meet the requirements for separate accounting and is not accounted for as a derivate instrument. We are subject to affirmative and negative covenants until maturity in the absence of prepayments, including providing information about the Company and our operations; limitation on our ability to retire, repurchase, or redeem our Common Stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. Also pursuant to the 2021 Avenue Loan, we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million, provided that upon our (i) achievement of Performance Milestone 1, and (ii) receiving of net proceeds of at least $30.0 million from the sale and issuance of our equity securities, we shall no longer be subject to financial covenants. As of December 31, 2022, we were not in violation of any covenants. Avenue also has the ability to make all obligations under the 2021 Avenue Loan immediately due and payable upon occurrence of certain events of default or material adverse effects, as outlined in the loan agreement. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest.

Pursuant to the agreement, we granted Avenue a warrant to purchase 115,851 shares of Common Stock (the “Avenue Warrant”) at an exercise price of $8.63 per share. If Tranche 2 was funded, the Avenue Warrant would have been adjusted to include additional shares of Common Stock. We accounted for the Tranche 2 contingently-issuable warrant at inception of the 2021 Avenue Loan in accordance Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”) and the fair value and issuable shares were remeasured at each reporting period. As Tranche 2 was not drawn as of December 31, 2022, the liability was extinguished and we recognized a gain in the consolidated statements of operations and comprehensive loss.

Avenue has the right, in its discretion, but not the obligation, at any time between May 21, 2022 through May 21, 2024, while the loan is outstanding, to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”) at a price per share equal to 120% of the Avenue Warrant exercise price. The Avenue Conversion Feature is subject to certain minimum price and volume conditions of our Common Stock on Nasdaq. The Avenue Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock contingently issuable upon conversion is 482,703 shares. We classified $5.0 million of the 2021 Avenue Loan as convertible notes payable as of December 31, 2022 and 2021, with unamortized debt discount and issuance costs of $0.2 million and $0.4 million, respectively.

At-the-Market Facility

In April 2022, we entered into an Equity Distribution Agreement (the “ATM Facility”) with Canaccord Genuity LLC and Oppenheimer & Co. Inc., as placement agents (the “Placement Agents”). In December 2022, we amended the ATM Facility and removed Oppenheimer & Co. Inc. as a Placement Agent. In accordance with the terms of the ATM Facility, we may offer and sell shares of Common Stock having an aggregate offering price of up to $50.0 million from time to time through the Placement Agent. The issuance and sale of Common Stock, if any, by us under the ATM Facility will be made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022, and our prospectus supplement relating to the offering.

Subject to terms of the ATM Facility, the Placement Agent is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent, using commercially reasonable efforts to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with the Placement Agent’s normal trading and sales practices, on terms mutually agreed between the Placement Agent and us. The Placement Agent will be entitled to compensation under the terms of the ATM Facility at a fixed commission rate of 3.0% of the gross proceeds from each issuance and sale of Common Stock, if any. During the year ended December 31, 2022, we sold 358,769 shares of Common Stock under the ATM Facility, generated gross proceeds of $0.8 million, and paid commissions of $23,000.

Equity Offerings

In October 2022, we entered into securities purchase agreement with certain of our existing stockholders, including stockholders affiliated with our directors, pursuant to which we sold, in a registered direct offering (the “Offering”), 10,723,926 shares of Common Stock at a sale price of $1.01 per share. The Offering was made without a placement agent, underwriter, broker or dealer and the Company did not pay underwriting discounts or commissions. The aggregate gross proceeds were $10.8 million before expenses. The total expenses of the Offering were $25,000. The Offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, and our prospectus supplement relating to the Offering.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. We base our estimates on historical experience, known trends and events, contractual milestones, and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

As of December 31, 2022 and 2021, the unobservable inputs were as follows:

	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	4.20%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.00	4.00

The change in fair value of the Clene Nanomedicine Contingent Earn-out resulted in gains of $15.8 million and $34.0 million for the years ended December 31, 2022 and 2021, respectively. The change in fair value of the Initial Stockholders Contingent Earn-out resulted in gains of $2.0 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively.

Convertible Notes

Pursuant to the 2021 Avenue Loan, $5.0 million of the outstanding principal is subject to the Avenue Conversion Feature. In accordance with Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified this portion as convertible notes payable in the consolidated balance sheets and did not separate the Avenue Conversion Feature from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of December 31, 2022 and 2021, the convertible note was carried at $4.8 million and $4.6 million, respectively.

We classified the 2022 DHCD Loan as convertible notes payable in the consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of December 31, 2022, the convertible note was carried at $5.0 million. As of December 31, 2021, the 2022 DHCD Loan was not outstanding.

Income Taxes

We account for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized in the consolidated financial statements. First, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The estimation of these factors requires significant judgment. Based on our evaluation of these factors, we have not recorded income tax benefits for the net operating losses or for research and development tax credits or other deferred tax assets due to uncertainty of realizing benefits from these items.

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the years ended December 31, 2022 and 2021, the unobservable inputs were as follows:

	2022	2021
Expected stock price volatility	89.57% – 99.77%	87.40% – 91.51%
Risk-free interest rate	1.65% – 4.31%	0.72% – 1.34%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.98	6.00

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the years ended December 31, 2022 and 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clene Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clene Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations since inception and will not have sufficient cash and other resources on hand to sustain current operations or meet obligations as they become due, that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 13, 2023

We have served as the Company’s auditor since 2021.

CLENE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$18,332	$50,288
Marketable securities	4,983	—
Accounts receivable	189	49
Inventory	43	41
Prepaid expenses and other current assets	5,648	4,205
Total current assets	29,195	54,583
Restricted cash	58	58
Right-of-use assets	4,602	3,250
Property and equipment, net	10,638	5,172
TOTAL ASSETS	$44,493	$63,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,014	$1,923
Accrued liabilities	3,863	3,610
Operating lease obligations, current portion	488	347
Finance lease obligations, current portion	74	146
Notes payable, current portion	6,418	—
Total current liabilities	13,857	6,026
Operating lease obligations, net of current portion	5,557	4,370
Finance lease obligations, net of current portion	34	97
Notes payable, net of current portion	9,483	14,484
Convertible notes payable	9,770	4,598
Common stock warrant liability	—	474
Clene Nanomedicine contingent earn-out liability	2,264	18,100
Initial Stockholders contingent earn-out liability	291	2,317
TOTAL LIABILITIES	41,256	50,466
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 150,000,000 shares authorized; 74,759,591 and 62,312,097 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	7	6
Additional paid-in capital	196,246	175,659
Accumulated deficit	(193,219)	(163,301)
Accumulated other comprehensive income	203	233
TOTAL STOCKHOLDERS’ EQUITY	3,237	12,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,493	$63,063

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Product revenue	$329	$570
Royalty revenue	144	153
Total revenue	473	723
Operating expenses:
Cost of revenue	26	289
Research and development	31,920	28,416
General and administrative	16,936	21,996
Total operating expenses	48,882	50,701
Loss from operations	(48,409)	(49,978)
Other income (expense), net:
Interest expense	(3,296)	(870)
Gain on extinguishment of notes payable	—	648
Gain on termination of lease	420	—
Change in fair value of common stock warrant liability	169	983
Change in fair value of Clene Nanomedicine contingent earn-out liability	15,836	33,953
Change in fair value of Initial Stockholders contingent earn-out liability	2,026	3,589
Research and development tax credits and unrestricted grants	3,079	1,519
Other income (expense), net	257	(12)
Total other income (expense), net	18,491	39,810
Net loss before income taxes	(29,918)	(10,168)
Income tax benefit	—	428
Net loss	(29,918)	(9,740)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(14)	—
Foreign currency translation adjustments	(16)	(92)
Total other comprehensive loss	(30)	(92)
Comprehensive loss	$(29,948)	$(9,832)

Net loss per share – basic and diluted	$(0.46)	$(0.16)
Weighted average common shares used to compute basic and diluted net loss per share	65,204,663	61,558,455

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	59,526,171	$6	$153,571	$(153,561)	$325	$341
Issuance of common stock upon the private placement	960,540	—	9,250	—	—	9,250
Exercise of stock options	427,444	—	443	—	—	443
Exercise of warrants	1,119,750	—	11	—	—	11
Exercise of underwriter’s option	54,083	—	—	—	—	—
Stock-based compensation expense	—	—	12,384	—	—	12,384
Issuance of common stock upon vesting of restricted stock awards	224,109	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(92)	(92)
Net loss	—	—	—	(9,740)	—	(9,740)
Balances at December 31, 2021	62,312,097	$6	$175,659	$(163,301)	$233	$12,597
Issuance of common stock	11,082,695	1	11,459	—	—	11,460
Reclassification of common stock warrant liability to equity	—	—	305	—	—	305
Exercise of stock options	1,219,360	—	310	—	—	310
Stock-based compensation expense	—	—	8,513	—	—	8,513
Issuance of common stock upon vesting of restricted stock awards	145,439	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	(14)
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Net loss	—	—	—	(29,918)	—	(29,918)
Balances at December 31, 2022	74,759,591	$7	$196,246	$(193,219)	$203	$3,237

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,918)	$(9,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,019	955
Non-cash lease expense	389	171
Change in fair value of common stock warrant liability	(169)	(983)
Change in fair value of Clene Nanomedicine contingent earn-out liability	(15,836)	(33,953)
Change in fair value of Initial Stockholders contingent earn-out liability	(2,026)	(3,589)
Stock-based compensation expense	8,513	12,384
Gain on extinguishment of notes payable	—	(648)
Gain on termination of lease	(420)	—
Loss on sale of marketable securities	2	—
Accretion of debt discount	863	336
Non-cash interest expense	112	(560)
Changes in operating assets and liabilities:
Accounts receivable	(140)	(28)
Inventory	(2)	150
Prepaid expenses and other current assets	(1,443)	(702)
Accounts payable	285	1,267
Accrued liabilities	253	894
Income tax payable	—	(164)
Deferred income tax	—	(260)
Operating lease obligations	(493)	(154)
Net cash used in operating activities	(39,011)	(34,624)
Cash flows from investing activities:
Purchases of marketable securities	(24,614)	—
Proceeds from maturities and calls of marketable securities	12,015	—
Proceeds from sales of marketable securities	7,614	—
Purchases of property and equipment	(5,179)	(1,332)
Net cash used in investing activities	(10,164)	(1,332)
Cash flows from financing activities:
Proceeds from exercise of stock options	310	443
Proceeds from warrants exercised	—	11
Proceeds from issuance of common stock, net of offering costs	11,460	—
Payments of finance lease obligations	(135)	(152)
Proceeds from the issuance of notes payable	5,695	20,000
Payments of notes payable issuance costs	(81)	(534)
Payments of notes payable	—	(5)
Proceeds from the private placement	—	9,250
Payment of deferred offering costs	—	(1,901)
Net cash provided by financing activities	17,249	27,112
Effect of foreign exchange rate changes on cash and restricted cash	(30)	(85)
Net decrease in cash, cash equivalents and restricted cash	(31,956)	(8,929)
Cash, cash equivalents and restricted cash – beginning of period	50,346	59,275
Cash, cash equivalents and restricted cash – end of period	$18,390	$50,346

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	18,332	50,288
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$18,390	$50,346

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets, leasehold improvements, and lease incentives	$2,343	$2,892
Lease incentive realized	$500	$—
Lease liability settled through termination of lease	$602	$—
Reclassification of common stock warrant liability to permanent equity	$305	$—
Purchases of property and equipment in accounts payable	$806	$—
Common stock warrant liability recorded at issuance of notes payable	$—	$1,457
Supplemental cash flow information:
Cash paid for interest expense	$2,320	$1,095

See accompanying notes to the consolidated financial statements.

CLENE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business

Clene Inc. (the “Company,” “we,” “us,” or similar such references) is a clinical-stage pharmaceutical company pioneering the discovery, development, and commercialization of novel clean-surfaced nanotechnology therapeutics. We have developed an electro-crystal-chemistry drug development platform which enables production of concentrated, stable, highly active, clean-surfaced nanocrystal suspensions. We have multiple drug assets currently in development for applications primarily in neurology. Our efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including Amyotrophic Lateral Sclerosis (“ALS”), Multiple Sclerosis (“MS”), and Parkinson’s Disease (“PD”). Our patented electro-crystal-chemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents. Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), a related party (see Note 17).

Going Concern

We incurred a loss from operations of $48.4 million and $50.0 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $193.2 million and $163.3 million as of  December 31, 2022 and 2021. Our cash, cash equivalents, and marketable securities totaled $23.3 million and $50.3 million as of December 31, 2022 and 2021, respectively, and net cash used in operating activities was $39.0 million and $34.6 million for the years ended December 31, 2022 and 2021, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we may not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due, and we may need to obtain additional financing. Additionally, pursuant to our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan (see Note 9). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. Subsequent to December 31, 2022, we have raised $3.9 million through our at-the-market facility and we entered into an equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for up to $25.0 million (see Note 19). We have implemented cost-saving initiatives, including delaying and reducing research and development programs and commercialization efforts, reduction in executive compensation, a hiring freeze, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Impact of the COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, on our business and operations is highly uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Government measures taken in response to the COVID-19 pandemic have had a significant impact, both direct and indirect, on businesses, commerce, and economies worldwide, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and clinical trials, delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In particular, we and our third-party contract research organizations (“CROs”) have faced disruptions that affected our ability to initiate and complete preclinical studies, caused manufacturing disruptions, and created delays at clinical trial site initiation and clinical trial enrollment, which ultimately led to the early conclusion of a clinical trial.

We are monitoring the potential impact of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of one of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic. We are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc. (“Clene Nanomedicine”), a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) In the opinion of management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

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

Marketable Securities

Marketable securities are investments with original maturities of more than 90 days when purchased. We do not invest in securities with original maturities of more than one year. Marketable debt securities are considered available-for-sale, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are included in other income (expense), net, on the basis of specific identification. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in other income (expense), net.

Accounts Receivable

Accounts receivable are stated at invoice value less estimated allowances for sales returns and doubtful accounts. We estimate the allowance for sales returns based on historical percentage of returns over a 12-month trailing average of sales. We continually monitor customer payments and maintain a reserve for expected losses resulting from our customers’ inability to make required payments. We consider factors when estimating the allowance for doubtful accounts such as historical experience, age of the accounts receivable balances, geographic related risks, and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, thereby reducing the net recognized receivable to the amount reasonably believed to be collectible. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Historically, there have been no sales returns, no written-off accounts receivable, and no allowance for doubtful accounts reducing the balance of the accounts receivable.

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $29,000 in raw materials and $14,000 in finished goods as of December 31, 2022, and $26,000 in raw material and $15,000 in finished goods as of December 31, 2021. Inventory primarily relates to our Supplements segment.

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

Impairment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets. If an impairment review is performed to evaluate an asset group for recoverability, we compare the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. We did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

Debt

When debt is issued and a derivative is required to be separated (e.g., bifurcated conversion option) or another separate freestanding financial instrument (e.g., warrant) is issued, costs and fees incurred are allocated to the instruments issued (or bifurcated) in proportion to the allocation of proceeds. When some portions of the costs and fees relate to a bifurcated derivative or freestanding financial instrument that is being subsequently measured at fair value, those allocated costs are expensed immediately. Debt discounts, debt premiums, and debt issuance costs related to debt are recorded as deductions that net against the principal value of the debt and are amortized to interest expense over the contractual term of the debt using the effective interest method.

Convertible Debt

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, when we issue notes with conversion features, we evaluate if the conversion feature is freestanding or embedded. If the conversion feature is embedded, we do not separate the conversion feature from the host contract for convertible notes that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in-capital. Consequently, we account for a convertible note as a single liability measured at its amortized cost, and we account for a convertible preferred stock as a single equity instrument measured at its historical cost, as long as no other features require separation and recognition as derivatives.

If the conversion feature is freestanding, or is embedded and meets the requirements to be separated, we account for the conversion feature as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). We record the derivative instrument at fair value at inception, and subsequently re-measure to fair value at each reporting period and immediately prior to the extinguishment of the derivative instrument, with any changes recorded in the consolidated statements of operations and comprehensive loss.

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

Deferred Offering Costs

We capitalize certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should any in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of  December 31, 2022 and 2021, we did not have any deferred offering costs.

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

Certain lease agreements may require us to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. Such variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments is incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and are recognized as part of a right-of-use asset and liability. Total contract consideration is allocated to the fixed lease and non-lease component. This policy election applies consistently to all asset classes under lease agreements.

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

Common Stock Warrants

We account for common stock warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.

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

Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver, and which performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. We typically satisfy our performance obligations via delivery of dietary supplements to the customer. Payments are due upon receipt for commercial transactions, or a prepayment is collected for online retail sales. Our revenue during the years ended December 31, 2022 and 2021 was comprised of sales of dietary supplements and royalties from sales of dietary supplements.

Grant Funding

We may submit applications to receive grant funding from governmental and non-governmental entities. We account for grants by analogizing to the grant accounting model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”).

We recognize grant funding without conditions or continuing performance obligations, including certain research and development tax credits, as other income in the consolidated statements of operations and comprehensive loss. We accrue certain research and development tax credits receivable in other current assets (see Note 5) in the consolidated balance sheets in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage and we recognize other income in the consolidated statements of operations and comprehensive loss. After submission of our tax returns, we receive a cash refund of certain research and development tax credits and relieve the receivable.

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities in the consolidated balance sheets if the conditions or performance obligations are expected to be met within the next twelve months. We recorded grants as a reduction of research and development expenses of $0 and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

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

We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of the Level 1, 2, or 3 categories as of the beginning of the period during which the reclassifications occur.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The only elements of other comprehensive loss in any periods presented were translation of foreign currency denominated balances of Clene Australia and Clene Netherlands to U.S. dollars for consolidation and unrealized loss on available-for-sale securities.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated using our weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is calculated using our weighted-average outstanding common shares including the dilutive effect of securities as determined under the treasury stock method, except for the dilutive effect of convertible notes payable, which is calculated under the if-converted method, even if the embedded conversion option is out-of-the-money. In periods in which we report a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update relate to the recognition and measurement of earnings per share for certain modifications or exchanges of equity-classified written call options or warrants. The guidance was effective for our fiscal year and interim periods within our fiscal year beginning after December 15, 2021. The adoption of this guidance did not have an impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update add disclosure requirements for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including disclosure about the nature of the transactions, accounting policy, affected line items in the balance sheet and income statement, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions including commitments and contingencies. The guidance was effective for our financial statements issued for annual periods beginning after December 15, 2021 and impacted our disclosures under Note 2—“Grant Funding” related to government grants and certain research and development tax credits, which are accounted for by analogizing to the grant accounting model under IAS 20.

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

Earn-Out Shares

Certain of Clene Nanomedicine’s stockholders are entitled to receive earn-out shares (the “Clene Nanomedicine Contingent Earn-out”) as follows : (i) 3,333,333 shares of Common Stock if (a) the volume-weighted average price (“VWAP”) of the shares of our Common Stock equals or exceeds $15.00 (the “Milestone 1 Price”) in any twenty trading days within a thirty trading day period within three years of the closing of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 1 Price if a change of control transaction occurs within three years of the closing of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 1”); (ii) 2,500,000 shares of Common Stock if (a) the VWAP of our Common Stock equals or exceeds $20.00 (the “Milestone 2 Price”) in any twenty trading days within a thirty trading day period within five years of the closing of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 2 Price if a change of control transaction occurs within five years of the closing of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 2”); and (iii) 2,500,000 shares of Common Stock if Clene Nanomedicine completed a randomized placebo-controlled clinical trial for treatment of COVID-19 which results in a statistically significant finding of clinical efficacy within twelve months of the closing of the Reverse Recapitalization (“Milestone 3”), which was not achieved. If Milestone 1 is not achieved but Milestone 2 is achieved, the Clene Nanomedicine stockholders will receive an issuance equal to the shares to be issued upon satisfaction of Milestone 1. As of the Closing Date, the Clene Nanomedicine Contingent Earn-out shares increased by 12,852 to 8,346,185 shares of Common Stock due to exercises of stock options during November 2020.

Tottenham’s former officers and directors, sponsor, and public stockholders (the “Initial Stockholders”) may be entitled to receive earn-out shares as follows (the “Initial Stockholders Contingent Earn-out”): (i) 375,000 shares of Common Stock upon satisfaction of the requirements of Milestone 1; and (ii) 375,000 shares of Common Stock upon satisfaction of the requirements of Milestone 2. If Milestone 1 is not achieved but Milestone 2 is achieved, the Initial Stockholders will receive an issuance equal to the shares to be issued upon satisfaction of Milestone 1.

The Contingent Earn-outs shares have been classified as liabilities in the consolidated balance sheets and are remeasured to fair value at each reporting date. We did not achieve Milestone 3 and 2,503,851 Milestone 3 Contingent Earn-out shares were cancelled as of December 31, 2021.

Note 4. Marketable Securities

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) until realized. Available-for-sale securities as of December 31, 2022 were as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,496	$—	$(14)	$3,482
Corporate debt securities	1,501	—	—	1,501
Total	$4,997	$—	$(14)	$4,983

As of December 31, 2021, there were no outstanding available-for-sale securities. Proceeds from the sale and maturity of available-for-sale securities were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Proceeds from maturities and calls of marketable securities	$12,015	$—
Proceeds from sales of marketable securities	$7,614	—
Total	$19,629	$—

Realized gains and losses included in earnings from the sale of available-for-sale securities were insignificant. All available-for-sale securities had a contractual maturity within one year. As of December 31, 2022, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Research and development tax credits receivable	$2,777	$1,564
Metals to be used in research and development	2,290	2,237
Other	581	404
Total prepaid expenses and other current assets	$5,648	$4,205

Note 6. Property and Equipment, Net

Property and equipment, net, as of December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Lab equipment	$3,934	$3,327
Office equipment	177	147
Computer software	459	—
Leasehold improvements	5,677	3,943
Construction in progress	5,664	2,052
	15,911	9,469
Less accumulated depreciation	(5,273)	(4,297)
Total property and equipment, net	$10,638	$5,172

Depreciation expense recorded in research and development expense and general and administrative expense for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
General and administrative	$229	$115
Research and development	790	840
Total depreciation expense	$1,019	$955

Note 7. Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Accrued compensation and benefits	$2,007	$2,049
Accrued CRO and clinical fees	1,297	718
Deferred grant funds	520	520
Other	39	323
Total accrued liabilities	$3,863	$3,610

Note 8. Leases

We lease laboratory and office space and certain laboratory equipment under non-cancellable operating and finance leases. The carrying value of our right-of-use lease assets is substantially concentrated in our real estate leases, while the volume of lease agreements is primarily concentrated in equipment leases.

Operating Leases

In September 2021, we commenced an operating lease for laboratory space and recorded a right-of-use asset of $2.4 million and lease liability of $2.4 million, net of a lease incentive of $1.0 million which represents an allowance from the lessor for facility alterations. As the lease incentive is payable based on events within our control and are deemed reasonably certain to occur, we recorded the lease incentive as a reduction of the right-of-use asset and lease liability at the lease commencement. As of December 31, 2022 and 2021, we had incurred $1.0 million and $0.5 million, respectively, of cumulative costs related to the lease incentive which we recorded as construction in progress, with a corresponding increase to the lease liability, and the construction in progress will be capitalized as leasehold improvements when the facility is placed into service. The lease has an initial ten-year term and provides us the right and option to extend or renew for two periods of five years each. In accordance with ASC 842, Leases, the payments to be made in option periods have not been recognized as part of the right-of-use asset or lease liability because we do not assess the exercise of the option to be reasonably certain.

In February 2022, we commenced an operating lease for existing laboratory space and recorded a right-of-use asset of $2.3 million and lease liability of $2.3 million and terminated the previous right-of-use asset of $0.6 million and lease liability of $1.0 million. We recorded a gain on termination of lease of $0.4 million in the consolidated statements of operations and comprehensive loss for the year ended  December 31, 2022.

Our right-of-use assets pertain to operating leases. As of December 31, 2022 and 2021, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively; and a weighted-average remaining term of 7.3 years and 8.1 years, respectively.

Finance Leases

Assets recorded under finance lease obligations and included with property and equipment as of December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Lab equipment	$408	$408
Work in process	228	228
Total	636	636
Less accumulated depreciation	(326)	(244)
Net	$310	$392

As of December 31, 2022 and 2021, our finance lease obligations had a weighted-average interest rate of 10.2% and 8.8%, respectively; and a weighted-average remaining term of 1.2 years and 1.9 years, respectively.

Maturity Analysis of Leases

The maturity analysis of our finance and operating leases as of December 31, 2022 were as follows:

(in thousands)	Finance Leases	Operating Leases
2023	$96	$1,051
2024	27	1,171
2025	—	1,202
2026	—	1,231
2027	—	1,129
Thereafter	—	2,786
Total undiscounted cash flows	123	8,570
Less amount representing interest/discounting	(15)	(2,525)
Present value of future lease payments	108	6,045
Less lease obligations, current portion	(74)	(488)
Lease obligations, long term portion	$34	$5,557

We expect that, in the normal course of business, the existing leases will be renewed or replaced by similar leases.

Components of Lease Cost

The components of finance and operating lease costs for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Finance lease costs:
Amortization	$82	$82
Interest on lease liabilities	16	27
Operating lease costs	948	429
Short-term lease costs	1	73
Variable lease costs	304	130
Total lease costs	$1,351	$741

Supplemental Cash Flow Information

	Year Ended December 31,
(in thousands)	2022	2021
Operating cash flows from operating leases	$(1,253)	$(633)
Operating cash flows from finance leases	$(16)	$(27)
Financing cash flows from finance leases	$(135)	$(152)

Note 9. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of December 31, 2022 and 2021 was as follows:

(in thousands, except interest rates)	Stated Interest Rate	2022	2021
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$130	$122
Maryland DHCD (commenced February 2019)	8.00%	654	614
Maryland DHCD (commenced May 2022)	6.00%	682	—
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	14.10%	15,000	15,000
		16,466	15,736
Accrued and unpaid interest		22	—
Less unamortized discount and debt issuance costs		(587)	(1,252)
Less notes payable, current portion, net of unamortized discount		(6,418)	—
Total notes payable, net of current portion		$9,483	$14,484

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	14.10%	$5,000	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,000	—
		10,000	5,000
Accrued and unpaid interest		7	—
Less unamortized discount and debt issuance costs		(237)	(402)
Total convertible notes payable		$9,770	$4,598

Maryland DHCD Loans

In February 2019, we entered into a loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland. The agreement provides for a term loan of $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative and negative covenants until maturity, including providing information about the Company and our operations; limitations on our ability to retire, repurchase, or redeem our common or preferred stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. There are no financial covenants associated with the 2019 MD Loan. As of  December 31, 2022, we were not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” at issuance based on 119,907 shares of Common Stock. Repayment of the full balance is due on February 22, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of December 31, 2022 and 2021, the note was recorded at principal plus accrued interest in the consolidated balance sheets. We recognized interest expense of $40,000 and interest income of $0.5 million for the years ended  December 31, 2022 and 2021, respectively.

In May 2022, we entered into a loan agreement (the “2022 MD Loan”) with DHCD, which provides for a term loan of up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain personal property (the “Assets”) related to the production of pharmaceutical drugs. As of December 31, 2022, we had drawn $0.7 million under the term loan, with the remainder available upon our submission of disbursement requests to purchase the Assets. The 2022 MD Loan matures on July 1, 2027. The first twelve payments, commencing on July 1, 2022, are deferred. Immediately thereafter, there shall be eighteen monthly installments of interest-only based on the actual amount advanced under the loan, each up to a maximum amount of $15,000; followed by thirty monthly installments of principal and interest, each in the amount of $33,306, which is due and payable even if the entire loan has not been advanced prior to the date such monthly payment is due and payable, with a balloon payment of all accrued and unpaid interest and principal due on the maturity date. We recorded $31,000 of debt issuance costs that are being amortized over the contractual term using the effective interest method. Pursuant to the 2022 MD Loan, DHCD was granted a continuing security interest in the Assets as collateral. Under a priority of liens agreement by and between DHCD and Avenue, an existing secured creditor of the Company, DHCD’s continuing security interest in the Assets shall be a first priority lien. We recognized interest expense of $23,000 for the year ended  December 31, 2022.

In December 2022, we entered into a loan agreement (the “2022 DHCD Loan”) with DHCD for a term loan of $5.0 million bearing simple interest at an annual rate of 6.00%. The 2022 DHCD Loan matures on January 1, 2028. The first twelve payments, commencing on January 1, 2023, are deferred. Immediately thereafter, there shall be 48 monthly installments of interest only, with a balloon payment of all accrued and unpaid interest and the principal due on the maturity date. We recorded $0.1 million of debt issuance costs that are being amortized over the contractual term using the effective interest method. DHCD may, in its sole discretion, at any time after December 8, 2023, convert any portion of the outstanding balance of the 2022 DHCD Loan into Common Stock at the price of the greater of: (i) 97% of the 30-day trailing volume-weighted average sales price for the Common Stock, ending on and including the date on which the stock is purchased; or (ii) $4.00 per share (the “DHCD Conversion Feature”). DHCD may exercise the DHCD Conversion Feature in increments of $1.0 million. The DHCD Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock contingently issuable upon conversion is 1,250,000 at the $4.00 per share minimum exercise price, assuming conversion of the entire principal balance. For the year ended  December 31, 2022, we recognized (i) total interest expense of $7,200, (ii) coupon interest expense of $7,500, and (iii) amortization of debt discount and issuance costs of $300; and the effective interest rate was 5.91%.

Cecil County Loan

In April 2019, we entered into a loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the state of Maryland. The agreement provides for a term loan of $0.1 million bearing simple interest at an annual rate of 8.00%. We are subject to affirmative covenants until maturity, including providing information about the Company and our operations. There are no financial covenants associated with the 2019 Cecil Loan. As of  December 31, 2022, we were not in violation of any covenants. The 2019 Cecil Loan established “Phantom Shares” at issuance based on 23,981 shares of Common Stock. Repayment of the full balance is due on April 30, 2034, with the repayment amount and carrying value equal to the greater of the balance of principal plus accrued interest or the value of the Phantom Shares. The value of the Phantom Shares is based on the closing price of our Common Stock on Nasdaq at the end of each reporting period. As of December 31, 2022 and 2021, the note was recorded at principal plus accrued interest in the consolidated balance sheets. We recognized interest expense of $8,000 and interest income of $0.1 million for the years ended  December 31, 2022 and 2021, respectively.

PPP Loan

In May 2020, we entered into a note payable in the amount of $0.6 million (the “PPP Loan”) under the Paycheck Protection Program of the CARES Act. The Paycheck Protection Program permits forgiveness of amounts loaned for payments of payroll and other qualifying expenses, subject to certain conditions. In January 2021, the full balance of the PPP Loan was forgiven and we recorded a gain on extinguishment of notes payable for the year ended  December 31, 2021.

Avenue Loan

In May 2021, we entered into a loan agreement (the “2021 Avenue Loan”) with Avenue. The agreement provides for a 42-month term loan of up to $30.0 million. The first tranche is $20.0 million (“Tranche 1”), of which $15.0 million was funded at close and $5.0 million was funded in September 2021. We incurred issuance costs of $0.6 million of which $47,000 was expensed immediately. The remaining unfunded tranche of $10.0 million (“Tranche 2”) was not drawn and expired on December 31, 2022. The 2021 Avenue Loan bears interest at a variable rate equal to the sum of (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of December 31, 2022 and 2021, the interest rate was 14.10% and 9.85%, respectively. Payments are interest-only for the first 12 months and have been extended an additional 12 months (the “First Interest-only Period Extension”) based on our achievement of a statistically significant result in certain clinical trials (“Performance Milestone 1”). The loan principal will amortize equally from the end of the interest period to the expiration of the 42-month term on December 1, 2024. On the maturity date, an additional payment equal to 4.25% of the funded loans, or $0.9 million (the “Final Payment”), is due in addition to the remaining unpaid principal and accrued interest. The Final Payment was recorded as a debt premium and is being amortized over the contractual term using the effective interest method. The Final Payment is related to the loan host and did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. We are subject to affirmative and negative covenants until maturity in the absence of prepayments, including providing information about the Company and our operations; limitation on our ability to retire, repurchase, or redeem our Common Stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends of cash or property. Also pursuant to the 2021 Avenue Loan, we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million, provided that upon our (i) achievement of Performance Milestone 1, and (ii) receiving of net proceeds of at least $30.0 million from the sale and issuance of our equity securities, we shall no longer be subject to financial covenants. As of  December 31, 2022, we were not in violation of any covenants. Avenue also has the ability to make all obligations under the 2021 Avenue Loan immediately due and payable upon occurrence of certain events of default or material adverse effects, as outlined in the loan agreement. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest.

Pursuant to the agreement, we granted Avenue a warrant to purchase 115,851 shares of Common Stock (the “Avenue Warrant”) at an exercise price of $8.63 per share. If Tranche 2 was funded, the Avenue Warrant would have been adjusted to include additional shares of Common Stock. We accounted for the Tranche 2 contingently-issuable warrant at inception of the 2021 Avenue Loan in accordance with ASC 815 and the fair value and issuable shares were remeasured at each reporting period. As Tranche 2 was not drawn as of December 31, 2022, the liability was extinguished and we recognized a gain in the consolidated statements of operations and comprehensive loss.

Avenue has the right, in its discretion, but not the obligation, at any time between May 21, 2022 through May 21, 2024, while the loan is outstanding, to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”) at a price per share equal to 120% of the Avenue Warrant exercise price. The Avenue Conversion Feature is subject to certain minimum price and volume conditions of our Common Stock on Nasdaq. The Avenue Conversion Feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. The number of shares of Common Stock contingently issuable upon conversion is 482,703 shares. We classified $5.0 million of the 2021 Avenue Loan as convertible notes payable as of December 31, 2022 and 2021, with unamortized debt discount and issuance costs of $0.2 million and $0.4 million, respectively. For the convertible notes payable for the years ended  December 31, 2022 and 2021, we recognized (i) total interest expense of $0.8 million and $0.4 million, respectively; (ii) coupon interest expense of $0.6 million and $0.3 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.2 million and $0.1 million, respectively; and the effective interest rate was 19.69% and 15.46%, respectively.

The net proceeds from the issuance of the loan were initially allocated to the warrant at an amount equal to their fair value of $1.5 million and the remainder to the loan. The allocation of incurred financing costs of $0.5 million, which together with the fair value of the Avenue Warrant and the Final Payment, are recorded as a debt discount and debt premium, respectively, and are being amortized over the contractual term using the effective interest method. We recognized interest expense of $3.2 million and $1.5 million for the year ended December 31, 2022.

Future principal payments under the 2021 Avenue Loan, net of unamortized debt discounts, if Avenue does not exercise the Avenue Conversion Feature, and under the 2022 MD Loan and 2022 DHCD Loan, net of unamortized debt discounts, are as follows:

(in thousands)	2021 Avenue Loan	2022 MD Loan	2022 DHCD Loan
2023	$6,667	$—	$—
2024	13,333	—	—
2025	—	369	—
2026	—	313	—
2027	—	—	—
Thereafter	—	—	5,000
Subtotal of future principal payments	20,000	682	5,000
Accrued and unpaid interest	—	22	7
Less unamortized discount and debt issuance costs	(747)	(27)	(50)
Total	$19,253	$677	$4,957

Note 10. Common Stock Warrants

As of December 31, 2022 and 2021, outstanding warrants to purchase shares of Common Stock were as follows:

Date Exercisable	Number of Shares Issuable		Exercise Price	Exercisable for	Classification	Expiration
December 2020	2,407,500	(1)	$11.50	Common Stock	Equity	December 2025
December 2020	24,583	(2)	$11.50	Common Stock	Equity	December 2025
December 2020	1,929,111	(3)	$1.97	Common Stock	Equity	April 2023
May 2021	115,851	(4)	$8.63	Common Stock	Equity	May 2026
Total	4,477,045

(1)

Consists of 2,407,500 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued in connection with Tottenham’s initial public offering. We may redeem the outstanding warrants, in whole and not in part, at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $16.50 per share for any twenty trading days within a thirty-trading day period. As of December 31, 2022 and 2021, no warrants had been exercised.

(2)

Consists of 24,583 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued to Chardan Capital Markets, LLC (“Chardan”) upon exercise of their unit purchase option, which was issued in connection with Tottenham’s initial public offering. As of December 31, 2022 and 2021, no warrants had been exercised.

(3)

Consists of 1,929,111 shares of Common Stock underlying warrants to purchase one share of Common Stock, issued by Clene Nanomedicine as Series A preferred stock and senior equity Warrants in August 2013. As of December 31, 2022 and 2021, none of the warrants had been exercised.

(4)	Consists of 115,851 shares of Common Stock underlying the Avenue Warrant. As of December 31, 2022 and 2021, the warrant had not been exercised.

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

As of December 31, 2022 and 2021, we had commitments under various agreements for capital expenditures totaling $1.6 million and $0.6 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

In September 2019, we received grant funding of approximately $0.3 million from the National Multiple Sclerosis Society (“NMSS”) to fund biomarker research related our VISIONARY-MS Phase 2 clinical trial. Pursuant to a Sponsored Research Agreement with NMSS, if we make future commercial sales of CNM-Au8 for the treatment of MS, we agreed to repay certain amounts based upon the following milestones: (i) 50% of the grant upon the first commercial product sale, (ii) an additional 50% of the grant upon cumulative sales of $10.0 million, (iii) an additional 150% of the grant upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grant upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grant funding if all milestones are achieved. Additionally, if NMSS has not yet received repayments equal in the aggregate to 300% of the grant funding, then upon the closing of any of the following events we will repay 300% of the grant funding, or $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the biomarker research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, and (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS. As of December 31, 2022, we have not met any of the above milestones and the biomarker research has not been completed. We accounted for this contingency in accordance with ASC 450, Contingencies. Management has assessed the likelihood of occurrence of each contingent event as less than probable and therefore no contingent liability is recognized in the consolidated balance sheets. Management’s estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of the grant funding, or approximately $0.2 million and $1.5 million, respectively. However, it is at least reasonably possible that Management’s estimate of the probability of occurrence of each contingent event and the possible range of loss will change in the near term.

Note 12. Income Taxes

The components of loss before income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$(26,941)	$(6,269)
Foreign	(2,977)	(3,899)
Net loss before income taxes	$(29,918)	$(10,168)

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 was as follows:

(in thousands)	2022	2021
Current tax expense:
Federal	$—	$—
State	—	—
Foreign	—	(146)
Total current tax expense	—	(146)

Deferred tax expense:
Federal	—	—
State	—	—
Foreign	—	(282)
Total deferred tax expense	—	(282)
Total income tax expense	$—	$(428)

A reconciliation of income tax computed at the U.S. federal statutory rate of 21.00% to expense for income taxes for the years ended  December 31, 2022 and 2021 was as follows:

(in thousands)	2022	2021
Income tax expense (benefit) at federal statutory rate	$(6,282)	$(2,135)
State income taxes (net of federal benefit)	(320)	(1,690)
Change in fair value of common stock warrant liability	(36)	(206)
Change in fair value of contingent earn-outs	(3,029)	(7,884)
Research and development tax credits	(423)	(640)
Stock compensation	(170)	(462)
Foreign rate differential	(261)	(157)
Other	67	625
Change in valuation allowance	10,454	12,121
Income tax expense	$—	$(428)

Our effective tax rate was 0.00% and 4.21% during the years ended December 31, 2022 and 2021, respectively. Significant components of deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$30,460	$26,898
Depreciation and amortization	1,131	1,478
Research and development tax credits	3,808	2,594
Lease liability	1,312	1,158
Right-of-use asset	(999)	(798)
Capitalized research and development expenses	4,712	—
Non-qualified stock options and restricted stock awards	3,849	2,815
Accrued compensation	396	74
Other	20	19
Total deferred tax assets (liabilities)	44,689	34,238
Less: valuation allowance	(44,689)	(34,238)
Net deferred tax assets (liabilities)	$—	$—

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

We have federal and state net operating losses (“NOLs”) of approximately $127.2 million and $78.4 million as of December 31, 2022, respectively that, subject to limitation, may be available in future tax years to offset taxable income. Of the available federal NOLs, approximately $93.7 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current federal tax laws. The remaining balance of $33.5 million will begin to expire after 2034. Of the available state NOLs, approximately $65.5 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. Additionally, we had approximately $3.8 million of research and development credit carryforwards that will begin to expire after 2034 if not utilized.

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

We have not recorded any amounts for unrecognized tax benefits as of December 31, 2022 and 2021. We recognize interest and penalties related to income tax matters in income tax expense. We have no accrual of interest and penalties on the consolidated balance sheets and have not recognized interest and penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

We are subject to taxation in the United States, Australia, Netherlands, and various state jurisdictions. Our tax returns from 2014 to present are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and research and development credits. There are currently no pending examinations.

Note 13. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating U.S. employees may defer a portion of their pretax earnings, up to the U.S. Internal Revenue Service annual contribution limit. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

2020 Stock Plan

The 2020 Stock Plan reserves 12,000,000 shares of Common Stock for issuance thereunder, all of which may be issued pursuant to incentive stock options or any other type of award under the 2020 Stock Plan. Selected employees, officers, directors, and consultants of the Company are eligible to participate in the 2020 Stock Plan. The purpose of the 2020 Stock Plan is to enable us to offer competitive equity compensation packages in order to attract and retain talent and align the interests of management with those of stockholders. The 2020 Stock Plan is administered by the Board. The exercise prices, vesting periods, and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Stock on the date of grant. Stock options expire ten years after the grant date unless the Board sets a shorter term. Stock options granted to employees, officers, directors, and consultants generally vest over a four-year period. If an option or award granted under the 2020 Stock Plan expires, or is terminated, forfeited, repurchased, or cancelled, the unissued shares subject to that option or award shall again be available under the 2020 Stock Plan. As of December 31, 2022, the Board has granted a total of 10,944,777 stock options and rights to restricted stock awards under the 2020 Stock Plan, and 1,055,223 shares remained available for future grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
General and administrative	$5,248	$7,553
Research and development	3,265	4,831
Total stock-based compensation expense	$8,513	$12,384

Stock-based compensation expense by award type for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Stock options	$8,513	$4,944
Restricted stock awards	—	7,440
Total stock-based compensation expense	$8,513	$12,384

Stock Options

Outstanding stock options and related activity for the year ended December 31, 2022 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2021	10,395,027	3.35	6.32	$21,082
Granted	6,371,537	1.96	9.54	—
Exercised	(1,219,360)	0.25	—	915
Forfeited	(286,907)	5.46	—	—
Outstanding – December 31, 2022	15,260,297	$2.98	7.28	$2,348
Vested and exercisable – December 31, 2022	7,097,942	$2.64	5.06	$2,348
Vested, exercisable or expected to vest – December 31, 2022	15,260,297	$2.98	7.28	$2,348

As of December 31, 2022 and 2021, we had approximately $18.2 million and $18.3 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.58 years and 3.05 years, respectively.

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

The assumptions used to calculate the fair value of stock options granted during the year ended  December 31, 2022 and 2021 were as follows:

	2022	2021
Expected stock price volatility	89.57% – 99.77%	87.40% – 91.51%
Risk-free interest rate	1.65% – 4.31%	0.72% – 1.34%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.98	6.00

The weighted-average grant-date fair value of stock options granted during the year ended  December 31, 2022 and 2021 was $1.49 and $5.49, respectively.

Restricted Stock Awards

In connection with the Reverse Recapitalization, the following rights to restricted stock awards were granted to various employees and non-employee directors:

●

454,781 shares which complement the Milestone 1 earn-out share entitlement of Clene Nanomedicine stockholders and vests based on the same market condition (see Note 3), subject to the holder’s continuous employment. The grant-date fair value of these awards, using a Monte Carlo valuation model, was $4.3 million. Based on the outcome of the market condition as of the December 31, 2022 and 2021 measurement dates, no shares were vested.

●

341,090 shares which complement the Milestone 2 earn-out share entitlement of Clene Nanomedicine stockholders and vests based on the same market condition (see Note 3), subject to the holder’s continuous employment through such vesting date. The grant-date fair value of these awards, using a Monte Carlo valuation model, was $3.5 million. Based on the outcome of the market condition as of the December 31, 2022 and 2021 measurement dates, no shares were vested.

Outstanding rights to restricted stock awards and related activity for the year ended December 31, 2022 was as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2021	916,603	$10.00
Converted to shares of Common Stock upon vesting	(145,439)	—
Forfeited	(2,025)	9.84
Unvested balance – December 31, 2022	769,139	$9.84

As of  December 31, 2022 and 2021, there was no unrecognized compensation cost related to unvested rights to restricted stock awards.

Note 14. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Marketable securities, the Avenue Warrant, and the Contingent Earn-outs are carried at fair value. The 2019 MD Loan and the 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of Phantom Shares, which approximates fair value. The 2021 Avenue Loan, including the convertible notes payable and Avenue Conversion Feature, the 2022 MD Loan, and the 2022 DHCD Loan are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of  December 31, 2022 is as follows:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$14,317	$—	$—	$14,317
Marketable securities
Commercial paper	—	3,482	—	3,482
Corporate debt securities	—	1,501	—	1,501
Clene Nanomedicine contingent earn-out liability	—	—	2,264	2,264
Initial Stockholders contingent earn-out liability	—	—	291	291

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2021 is as follows:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Notes payable	$736	$—	$—	$736
Common stock warrant liability	—	—	474	474
Clene Nanomedicine contingent earn-out liability	—	—	18,100	18,100
Initial Stockholders contingent earn-out liability	—	—	2,317	2,317

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments for the year ended  December 31, 2022 were as follows:

(in thousands)	Common Stock Warrant Liability	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2021	$474	$18,100	$2,317
Change in fair value	—	(15,836)	(2,026)
Reclassification from liability to equity	(305)	—	—
Extinguishment of instrument	(169)	—	—
Balance – December 31, 2022	$—	$2,264	$291

Changes in the fair value of our Level 3 financial instruments for the year ended  December 31, 2021 were as follows:

(in thousands)	Common Stock Warrant Liability	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2020	$—	$52,053	$5,906
Initial fair value of instrument	1,457	—	—
Change in fair value	(983)	(33,953)	(3,589)
Balance – December 31, 2021	$474	$18,100	$2,317

Valuation of Notes Payable and Convertible Notes Payable

As of December 31, 2022 and 2021, the carrying value of the 2019 MD Loan was $0.7 million (Level 3) and $0.6 million (Level 1) respectively; and the carrying value of the 2019 Cecil Loan was $0.1 million (Level 3) and $0.1 million (Level 1), respectively. In all periods presented, the 2019 MD Loan and 2019 Cecil Loan were recorded at principal plus accrued interest in the consolidated balance sheets as it was greater than the value of the Phantom Shares.

As of December 31, 2022, the amortized cost of the 2021 Avenue Loan was $19.3 million (Level 3), which included (i) notes payable carried at $14.5 million, of which $6.4 million was classified in current liabilities and $8.1 million was classified as non-current; and (ii) convertible notes payable carried at $4.8 million. As of December 31, 2021, the amortized cost of the 2021 Avenue Loan was $18.4 million (Level 3), which included (i) notes payable carried at $13.8 million; and (ii) convertible notes payable carried at $4.6 million. The Avenue Conversion Feature did not meet the requirements for separate accounting as a derivative instrument.

As of December 31, 2022, the amortized cost of the 2022 MD Loan was $0.7 million (Level 3). As of December 31, 2021, the 2022 MD Loan was not outstanding.

As of December 31, 2022, the amortized cost of the 2022 DHCD Loan was $5.0 million (Level 3). The DHCD Conversion Feature did not meet the requirements for separate accounting as a derivative instrument. As of December 31, 2021, the 2022 DHCD Loan was not outstanding.

Valuation of the Common Stock Warrant Liability

The common stock warrant liability associated with the Avenue Warrant was comprised of the Tranche 1 Warrant and the contingently issuable Tranche 2 Warrant to purchase shares of Common Stock, which were classified as liabilities and recorded at fair value at issuance. As we did not complete a bona fide round of equity financing by March 31, 2022, the exercise price and underlying shares of the Tranche 1 warrant became fixed and therefore qualified for equity classification. We remeasured the Tranche 1 warrant liability to fair value as of March 31, 2022 and recognized the change in fair value in the consolidated statements of operations and comprehensive loss and the Tranche 1 warrant liability was reclassified to additional paid-in-capital. As Tranche 2 of the 2021 Avenue Loan was not drawn as of  December 31, 2022, the common stock warrant liability associated with Tranche 2 was extinguished and we recognized income of $0.2 million in the consolidated statements of operations and comprehensive loss.

The estimated fair value was determined using a Black-Scholes option-pricing model. The unobservable inputs to the Black-Scholes option-pricing model as of December 31, 2021 were as follows:

2021
Expected stock price volatility	105.00%
Risk-free interest rate	1.20%
Expected dividend yield	0.00%
Expected term (in years)	3.89 –4.39
Probability of drawing Tranche 2	50.00%

Valuation of the Contingent Earn-Out Liabilities

The Clene Nanomedicine and Initial Stockholders Contingent Earn-outs were recorded at fair value at the closing of the Reverse Recapitalization and are remeasured at each reporting period. As of December 31, 2022 and 2021, Clene Nanomedicine’s common stockholders were entitled to receive up to 5,842,334 shares of Common Stock and the Initial Stockholders were entitled to receive up to 750,000 shares of Common Stock. As of December 31, 2021, we did not achieve Milestone 3 and the 2,503,851 Milestone 3 Contingent Earn-out shares were cancelled (see Note 3).

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

	2022	2021
Expected stock price volatility	115.00%	105.00%
Risk-free interest rate	4.20%	1.10%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.00	4.00

Note 15. Common Stock

As of December 31, 2022 and 2021, our amended and restated certificate of incorporation authorized us to issue 150,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

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

As of December 31, 2022 and 2021, our Common Stock issued and outstanding was 74,759,591 and 62,312,097 shares, respectively, and there were no shares of preferred stock issued or outstanding.

Equity Offerings

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

In October 2022, we entered into securities purchase agreement with certain of our existing stockholders, including stockholders affiliated with our directors, pursuant to which we sold, in a registered direct offering (the “Offering”), 10,723,926 shares of Common Stock at a sale price of $1.01 per share. The Offering was made without a placement agent, underwriter, broker or dealer and the we did not pay underwriting discounts or commissions. The aggregate gross proceeds were $10.8 million before expenses. The total expenses of the Offering were $25,000. The Offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, and our prospectus supplement relating to the Offering.

At-the-Market Facility

In April 2022, we entered into an Equity Distribution Agreement (the “ATM Facility”) with Canaccord Genuity LLC and Oppenheimer & Co. Inc., as placement agents (the “Placement Agents”). In December 2022, we amended the ATM Facility and removed Oppenheimer & Co. Inc. as a Placement Agent. In accordance with the terms of the ATM Facility, we may offer and sell shares of Common Stock having an aggregate offering price of up to $50.0 million from time to time through the Placement Agent. The issuance and sale of Common Stock, if any, by us under the ATM Facility will be made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022, and our prospectus supplement relating to the offering.

Subject to terms of the ATM Facility, the Placement Agent is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent, using commercially reasonable efforts to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with the Placement Agent’s normal trading and sales practices, on terms mutually agreed between the Placement Agent and us. The Placement Agent will be entitled to compensation under the terms of the ATM Facility at a fixed commission rate of 3.0% of the gross proceeds from each issuance and sale of Common Stock, if any. During the year ended  December 31, 2022, we sold 358,769 shares of Common Stock under the ATM Facility, generated gross proceeds of $0.8 million, and paid commissions of $23,000.

Note 16. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the years ended  December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(29,918)	$(9,740)
Denominator:
Weighted average common shares outstanding	65,204,663	61,558,455
Net loss per share attributable to common stockholders – basic and diluted	$(0.46)	$(0.16)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended  December 31, 2022 and 2021 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2022	2021
Convertible notes payable (see Note 9)	1,732,703	482,703
Common stock warrants (see Note 10)	4,477,045	4,477,045
Options to purchase common stock (see Note 13)	15,260,297	10,395,027
Unvested restricted stock awards (see Note 13)	769,139	916,603
Contingent earn-out shares (see Note 3)	6,592,334	6,592,334
Total	28,831,518	22,863,712

Note 17. Related Party Transactions

License and Supply Agreements

In August 2018, we entered into a license agreement and exclusive supply agreement (collectively, the “4Life Agreement”) in conjunction with 4Life’s investment in our Series C preferred stock and warrants. Pursuant to the 4Life Agreement, we granted 4Life an exclusive license to sell certain dietary supplements. The term of the exclusive license is five years from the commencement of product sales under the 4Life Agreement, which was in April 2021, with options to renew for additional five-year terms. We provide non-pharmaceutical product to 4Life for development, and 4Life pays royalties of 3% of incremental sales. 4Life is subject to an annual minimum sales requirement. If the minimum sales are unmet, 4Life may pay us an additional fee to maintain exclusivity or have the license converted to non-exclusive. Total revenue under the 4Life Agreement for the years ended  December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Product revenue from related parties	$316	$479
Royalty revenue from related parties	144	153
Total revenue from related parties	$460	$632

Registered Direct Offering

In October 2022, we entered into securities purchase agreements with certain affiliated stockholders in the Offering (see Note 15). The affiliated stockholders included directors of Clene Inc. and Clene Nanomedicine, to whom we sold 6,287,129 shares of Common Stock as a sale price of $1.01 per share, for gross aggregate proceeds of $6.4 million. As of  December 31, 2022, there were no amounts due from these affiliated stockholders.

Note 18. Geographic and Segment Information

Geographic Information

Long-lived assets, which were composed of property and equipment, net by location, as of December 31, 2022 and 2021, were as follows:

(in thousands)	2022	2021
United States	$10,638	$5,142
Australia	—	30
Total property and equipment, net	$10,638	$5,172

Segment Information

Our operating segment profit measure is segment loss from operations, which is calculated as revenue less cost of revenue, research and development, and general and administrative expenses. Profit and loss information by reportable segment for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Drugs:
Revenue from external customers	$—	$—
Depreciation expense	(974)	(910)
Stock compensation expense	8,513	12,384
Loss from operations	(48,769)	(50,183)
Supplements:
Revenue from external customers	$473	$723
Depreciation expense	(45)	(45)
Stock compensation expense	—	—
Income from operations	360	205
Consolidated:
Revenue from external customers	$473	$723
Depreciation expense	(1,019)	(955)
Stock compensation expense	8,513	12,384
Loss from operations	(48,409)	(49,978)

A reconciliation of the total of the reportable segments’ loss from operations to consolidated net loss before income taxes for the years ended  December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Segment loss from operations	$(48,409)	$(49,978)
Total other income (expense), net	18,491	39,810
Net loss before income taxes	$(29,918)	$(10,168)

Segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets by reportable segment as of December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Total assets:
Drugs	$20,476	$12,052
Supplements	386	337
Corporate	23,631	50,674
Consolidated	$44,493	$63,063

Additions to long-lived assets were through cash expenditure, accounts payable, and a lease incentive representing an allowance for facility alterations. For the years ended  December 31, 2022 and 2021, total additions were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Drugs	$6,485	$1,332
Supplements	—	—
Corporate	—	—
Consolidated	$6,485	$1,332

Note 19. Subsequent Events

At-the-Market Facility

In January through March of 2023, we sold 2,402,519 shares of Common Stock under the ATM Facility and generated gross proceeds of $3.9 million. We paid commissions of $0.1 million to the Placement Agent. The issuance and sale of Common Stock under the ATM Facility is made pursuant to our registration statement of Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, and our prospectus supplement relating to the offering.

Equity Line of Credit

On March 3, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25.0 million of shares of Common Stock at our sole discretion, from time to time over a 36-month period commencing on March 7, 2023. The issuance and sale of Common Stock under the Purchase Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, and our prospectus supplement relating to the transaction. Pursuant to the Purchase Agreement, we may direct Lincoln Park to purchase up to 75,000 shares of Common Stock (a “Regular Purchase”), which may be increased up to (i) 100,000 shares if the closing price of our Common Stock is not below $1.00, (ii) 150,000 shares if the closing price of our Common Stock is not below $2.00, and (iii) 200,000 shares if the closing price of our Common Stock is not below $4.00. The purchase price for a Regular Purchase is based on the market price of our Common Stock at the time of sale. We may sell shares in excess of a Regular Purchase (an “Accelerated Purchase”) on any day on which we have directed Lincoln Park to purchase the maximum amount allowed for such Regular Purchase, up to the lesser of (i) 300% of the number of shares purchased pursuant to such prior business day Regular Purchase or (ii) 30% of the aggregate shares of our Common Stock traded on Nasdaq on the trading day immediately following the purchase date for such Regular Purchase (subject to certain volume and market price limitations). Additionally, we may sell shares in excess of an Accelerated Purchase (an “Additional Accelerated Purchase”) on any day on which we have directed Lincoln Park to purchase the maximum amount allowed for such Accelerated Purchase, up to the lesser of (i) 300% of the number of shares purchased pursuant to such prior business day Regular Purchase or (ii) 30% of the aggregate shares of our Common Stock traded on Nasdaq during a certain period on the date of the Additional Accelerated Purchase (subject to certain volume and market price limitations). The purchase price for Accelerated Purchases and Additional Accelerated Purchases is equal to 97% of the lesser of (i) the VWAP of our Common Stock on Nasdaq during certain periods on the date of the Accelerated Purchase or Additional Accelerated Purchase or (ii) the closing price of our Common Stock on the date of the Accelerate Purchase or Additional Accelerated Purchase.

We issued 332,668 shares of Common Stock (the “Initial Commitment Shares”) to Lincoln Park as an initial fee for its commitment under the Purchase Agreement and we may issue up to 166,334 additional shares of Common Stock (the “Additional Commitment Shares,” and, together with the Initial Commitment Shares, the “Commitment Shares”) on a pro rata basis upon each purchase by Lincoln Park under the Purchase Agreement. Under applicable Nasdaq listing rules, the total number of shares of Common Stock that we may sell to Lincoln Park is limited to 15,310,115 shares (including the Commitment Shares),  representing 19.99% of the outstanding shares of our Common Stock immediately prior to the execution of the Purchase Agreement, unless we (i) first obtain stockholder approval in accordance with applicable Nasdaq listing rules or (ii) the average price paid by Lincoln Park for all shares of Common Stock issued by us under the Purchase Agreement is equal to or greater than $1.2404. The Purchase Agreement prohibits us from directing Lincoln Park to purchase any shares of Common Stock that would result in Lincoln Park having beneficial ownership of greater than 4.99% of our outstanding Common Stock, which Lincoln Park may, in its sole discretion, increase up to 9.99% of our outstanding Common Stock by delivering written notice thereof to us, which shall not be effective until the 61st day after such written notice is delivered to us. We may terminate the Purchase Agreement at any time, for any reason and without any payment or liability to us, by giving Lincoln Park a termination notice with effect one business date after the notice has been received by Lincoln Park.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2022 and 2021, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

●

we did not design and maintain controls over the preparation and review of reconciliations and the review and segregation of duties over manual journal entries, including controls over the completeness and accuracy of information; and

●

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

Material Weakness Remediation

Management continues to be actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. During 2022, we made the following enhancements to our control environment:

●

we have strengthened the experience of our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures, including hiring a new Chief Financial Officer;

●

until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures; and

●

we implemented a new Enterprise Resource Planning system to enhance the accuracy of our financial records, enable the enforcement of systematic segregation of duties, and improve our information technology general controls environment.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation” above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, which were identified in connection with management’s evaluation required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item is included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Information required by Item is included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item is included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item is included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Information required by Item is included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
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

4.3	Specimen TOTA Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by Tottenham on July 5, 2018).
10.1#	Clene Inc. Board of Directors Compensation Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2021).
10.2#	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.3#

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by Chelsea Worldwide Inc. on December 15, 2020).

10.4#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.6##

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

10.8	Loan and Security Agreement, dated as of May 21, 2021, between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.9##	First Amendment to the Loan and Security Agreement, dated as of June 30, 2021 between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2021).

10.10†	Supplement to the Loan and Security Agreement, dated as of May 21, 2021, among Clene Inc., Clene Nanomedicine, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.11

Amendment to Supplement to Loan and Security Agreement, dated as of February 11, 2022, among Clene Inc., Clene Nanomedicine, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 11, 2022).

10.12

Form of Avenue Venture Opportunities Fund, L.P. Warrant to Purchase Shares of Stock of Clene Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).

10.13##

Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and 100 Chesapeake Blvd LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).

10.14##

Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and Upper Chesapeake Flex One, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).

10.15#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Morgan Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.16#	Retention and Separation Agreement and General Release, dated February 1, 2022, by and between Clene Inc. and Dr. Tae Heum (Ted) Jeong (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.17#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Robert Etherington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.18#	Amendment to Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Dr. Robert Glanzman (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.19	Equity Distribution Agreement, dated April 14, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).
10.20	Security Agreement, dated May 17, 2022, by Clene Nanomedicine, Inc. in favor of the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.21†	Disbursement Agreement, dated May 17, 2022, by and between Clene Nanomedicine, Inc. and the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.22	Promissory Note, dated May 17, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.23	Amended and Restated Promissory Note, dated July August 5, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 15, 2022).
10.24##	Second Amendment to Loan and Security Agreement, dated August 9, 2022, by and between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 15, 2022).
10.25	Form of Securities Purchase Agreement, dated October 31, 2022, by and among Clene Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 31, 2022).
10.26##

Loan Agreement, dated December 8, 2022, by and between the Department of Housing and Community Development, a principal department of the State of Maryland, and Clene Nanomedicine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).

10.27	Promissory Note, dated December 8, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.28	Amendment No. 1 to Equity Distribution Agreement, dated December 19, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 20, 2022).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Inline XBRL Instance Document.
101.2	Inline XBRL Taxonomy Extension Schema Document.
101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or agreement.
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

CLENE INC.

Date: March 13, 2023	By:	/s/ Robert Etherington
Robert Etherington
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Etherington	President, Chief Executive Officer and Director	March 13, 2023
Robert Etherington	(Principal Executive Officer)

/s/ Morgan R. Brown	Chief Financial Officer	March 13, 2023
Morgan R. Brown	(Principal Financial and Accounting Officer)

/s/ David J. Matlin	Chairman of the Board	March 13, 2023
David J. Matlin

/s/ Jonathon T. Gay	Director	March 13, 2023
Jonathon T. Gay

/s/ Shalom Jacobovitz	Director	March 13, 2023
Shalom Jacobovitz

/s/ Vallerie V. McLaughlin	Director	March 13, 2023
Vallerie V. McLaughlin

/s/ Alison H. Mosca	Director	March 13, 2023
Alison H. Mosca

/s/ John Henry Stevens	Director	March 13, 2023
John Henry Stevens

/s/ Reed Neil Wilcox	Director	March 13, 2023
Reed Neil Wilcox