Form 10-Q
period 2023-09-30
Clene Inc.
filed 2023-11-07
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the Registrant’s common stock as of November 3, 2023 was 128,415,605.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$42,113	$18,332
Marketable securities	—	4,983
Accounts receivable	64	189
Inventory	104	43
Prepaid expenses and other current assets	4,165	5,648
Total current assets	46,446	29,195
Restricted cash	58	58
Operating lease right-of-use assets	4,287	4,602
Property and equipment, net	9,642	10,638
TOTAL ASSETS	$60,433	$44,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889	$3,014
Accrued liabilities	3,194	3,863
Operating lease obligations, current portion	553	488
Finance lease obligations, current portion	44	74
Notes payable, current portion	9,588	6,418
Total current liabilities	15,268	13,857
Operating lease obligations, net of current portion	5,080	5,557
Finance lease obligations, net of current portion	—	34
Notes payable, net of current portion	6,675	9,483
Convertible notes payable	9,975	9,770
Common stock warrant liabilities	1,860	—
Clene Nanomedicine contingent earn-out liability	150	2,264
Initial Stockholders contingent earn-out liability	19	291
TOTAL LIABILITIES	39,027	41,256
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 and 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 128,411,981 and 74,759,591 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	13	7
Additional paid-in capital	253,854	196,246
Accumulated deficit	(232,550)	(193,219)
Accumulated other comprehensive income	89	203
TOTAL STOCKHOLDERS’ EQUITY	21,406	3,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,433	$44,493

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$65	$130	$355	$139
Royalty revenue	43	44	129	100
Total revenue	108	174	484	239
Operating expenses:
Cost of revenue	12	19	83	19
Research and development	5,972	6,403	19,982	24,149
General and administrative	3,666	3,557	11,029	12,807
Total operating expenses	9,650	9,979	31,094	36,975
Loss from operations	(9,542)	(9,805)	(30,610)	(36,736)
Other income (expense), net:
Interest income	546	59	931	144
Interest expense	(1,188)	(857)	(3,358)	(2,390)
Gain on termination of lease	—	—	—	420
Commitment share expense	—	—	(402)	—
Issuance costs for common stock warrant liability	—	—	(333)	—
Loss on initial issuance of equity	—	—	(14,840)	—
Change in fair value of common stock warrant liabilities	6,341	149	5,958	151
Change in fair value of Clene Nanomedicine contingent earn-out liability	1,004	(1,591)	2,114	6,662
Change in fair value of Initial Stockholders contingent earn-out liability	129	(205)	272	849
Research and development tax credits and unrestricted grants	247	1,346	902	2,001
Other income (expense), net	45	(72)	35	35
Total other income (expense), net	7,124	(1,171)	(8,721)	7,872
Net loss before income taxes	(2,418)	(10,976)	(39,331)	(28,864)
Income tax benefit	—	—	—	—
Net loss	(2,418)	(10,976)	(39,331)	(28,864)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(4)	33	16	(54)
Foreign currency translation adjustments	(81)	(39)	(130)	(99)
Total other comprehensive loss	(85)	(6)	(114)	(153)
Comprehensive loss	$(2,503)	$(10,982)	$(39,445)	$(29,017)

Net loss per share – basic and diluted	$(0.02)	$(0.17)	$(0.41)	$(0.46)
Weighted average common shares used to compute basic and diluted net loss per share	128,405,483	63,508,928	97,026,964	63,234,757

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2022	74,759,591	$7	$196,246	$(193,219)	$203	$3,237
Issuance of common stock	3,227,758	1	4,664	—	—	4,665
Stock-based compensation expense	—	—	2,223	—	—	2,223
Unrealized gain on available-for-sale securities	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(11,770)	—	(11,770)
Balances at March 31, 2023	77,987,349	$8	$203,133	$(204,989)	$221	$(1,627)
Issuance of common stock	50,402,893	5	40,924	—	—	40,929
Issuance of equity-classified warrants	—	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	2,451	—	—	2,451
Issuance of common stock upon vesting of restricted stock awards	10,870	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(53)	(53)
Net loss	—	—	—	(25,143)	—	(25,143)
Balances at June 30, 2023	128,401,112	$13	$251,478	$(230,132)	$174	$21,533
Common stock issuance costs	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	2,396	—	—	2,396
Issuance of common stock upon vesting of restricted stock awards	10,869	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(81)	(81)
Net loss	—	—	—	(2,418)	—	(2,418)
Balances at September 30, 2023	128,411,981	$13	$253,854	$(232,550)	$89	$21,406

Balances at December 31, 2021	62,312,097	6	175,659	(163,301)	233	12,597
Reclassification of common stock warrant liability to equity	—	—	305	—	—	305
Exercise of stock options	934,448	—	267	—	—	267
Stock-based compensation expense	—	—	2,202	—	—	2,202
Unrealized loss on available-for-sale securities	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	50	50
Net loss	—	—	—	(13,354)	—	(13,354)
Balances at March 31, 2022	63,246,545	$6	$178,433	$(176,655)	$233	$2,017
Exercise of stock options	110,000	—	17	—	—	17
Stock-based compensation expense	—	—	2,184	—	—	2,184
Issuance of common stock upon vesting of restricted stock awards	65,363	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(37)	(37)
Offering costs	—	—	(100)	—	—	(100)
Foreign currency translation adjustment	—	—	—	—	(110)	(110)
Net loss	—	—	—	(4,534)	—	(4,534)
Balances at June 30, 2022	63,421,908	$6	$180,534	$(181,189)	$86	$(563)
Issuance of common stock, net of issuance costs	40,000	—	128	—	—	128
Stock-based compensation expense	—	—	2,098	—	—	2,098
Issuance of common stock upon vesting of restricted stock awards	80,076	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	33	33
Foreign currency translation adjustment	—	—	—	—	(39)	(39)
Net loss	—	—	—	(10,976)	—	(10,976)
Balances at September 30, 2022	63,541,984	$6	$182,760	$(192,165)	$80	$(9,319)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,331)	$(28,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,283	715
Non-cash lease expense	315	285
Commitment share expense	402	—
Issuance costs for common stock warrant liability	333	—
Loss on initial issuance of equity	14,840	—
Change in fair value of common stock warrant liabilities	(5,958)	(151)
Change in fair value of Clene Nanomedicine contingent earn-out liability	(2,114)	(6,662)
Change in fair value of Initial Stockholders contingent earn-out liability	(272)	(849)
Stock-based compensation expense	7,070	6,484
Gain on termination of lease	—	(420)
Loss on sale of marketable securities	—	2
Accretion of debt discount	819	661
Non-cash interest expense	273	83
Changes in operating assets and liabilities:
Accounts receivable	125	(77)
Inventory	(61)	3
Prepaid expenses and other current assets	1,483	(884)
Accounts payable	(1,125)	213
Accrued liabilities	(669)	(1,474)
Operating lease obligations	(412)	(360)
Net cash used in operating activities	(22,999)	(31,295)
Cash flows from investing activities:
Purchases of marketable securities	—	(24,582)
Proceeds from maturities of marketable securities	5,000	8,000
Proceeds from sales of marketable securities	—	7,614
Purchases of property and equipment	(287)	(3,478)
Net cash provided by (used in) investing activities	4,713	(12,446)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	284
Proceeds from at-the-market offering	—	132
Payments of at-the-market offering commissions	—	(4)
Proceeds from issuance of common stock and warrants, net of offering costs	42,094	—
Payments of finance lease obligations	(63)	(101)
Proceeds from the issuance of notes payable	350	694
Payments of notes payable issuance costs	—	(30)
Payments of notes payable modification fees	(200)	—
Payment of deferred offering costs	—	(100)
Net cash provided by financing activities	42,181	875
Effect of foreign exchange rate changes on cash and restricted cash	(114)	(155)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,781	(43,021)
Cash, cash equivalents and restricted cash – beginning of period	18,390	50,346
Cash, cash equivalents and restricted cash – end of period	$42,171	$7,325

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	42,113	7,267
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$42,171	$7,325

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrant liability recorded upon debt modification	$692	$—
Common stock warrant liability recorded upon public stock offering	$7,126	$—
Lease liability arising from obtaining right-of-use assets, leasehold improvements, and lease incentives	$—	$2,343
Lease incentive realized	$—	$500
Lease liability settled through termination of lease	$—	$602
Reclassification of common stock warrant liability to permanent equity	$—	$305
Purchases of property and equipment in accounts payable	$—	$1,318
Supplemental cash flow information:
Cash paid for interest expense	$2,266	$1,646

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

Going Concern

We incurred a loss from operations of $9.5 million and $9.8 million for the three months ended September 30, 2023 and 2022, respectively; and $30.6 million and $36.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our accumulated deficit was $232.6 million and $193.2 million as of September 30, 2023 and December 31, 2022, respectively. Our cash, cash equivalents, and marketable securities totaled $42.1 million and $23.3 million as of September 30, 2023 and December 31, 2022, respectively, and net cash used in operating activities was $23.0 million and $31.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2023 and 2022 are unaudited.

Results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Risks and Uncertainties

We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial condition, results of operations, or cash flows: ability to obtain additional financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party contract research organizations (“CROs”) and manufacturers upon which we rely; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory, or other factors; and our ability to attract and retain employees necessary to support our growth. The product candidates we develop require approvals from regulatory agencies prior to commercial sales. There can be no assurance that our current and future product candidates will receive the necessary approvals or be commercially successful. If we are denied approval or approval is delayed, it will have a material adverse impact on our business and our condensed consolidated financial statements.

The extent of the impact of the COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, on our business and operations is highly uncertain. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of one of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic. We are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $72,000 in raw materials and $32,000 in finished goods as of September 30, 2023, and $29,000 in raw material and $14,000 in finished goods as of December 31, 2022. Inventory relates to our Supplements segment.

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

Leases

At inception of a contract, we determine if a contract meets the definition of a lease. We determine if the contract conveys the right to control the use of an identified asset for a period of time. We assess throughout the period of use whether we have both of the following: (i) the right to obtain substantially all of the economic benefits from use of the identified asset, and (ii) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments less any lease incentives received. At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, our incremental borrowing rate is used as the discount rate. Our policy is to not record leases with an original term of twelve months or less within the condensed consolidated balance sheets and we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain Clene Nanomedicine stockholders are entitled to receive additional shares of Common Stock (the “Clene Nanomedicine Contingent Earn-out”) as follows: (i) 3,338,483 shares if (a) the volume-weighted average price (“VWAP”) of our Common Stock equals or exceeds $15.00 (the “Milestone 1 Price”) in any twenty trading days within a thirty trading day period within three years of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 1 Price if a change of control transaction occurs within three years of the closing of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 1”); (ii) 2,503,851 shares if (a) the VWAP of our Common Stock equals or exceeds $20.00 (the “Milestone 2 Price”) in any twenty trading days within a thirty trading day period within five years of the closing of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 2 Price if a change of control transaction occurs within five years of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 2”). If Milestone 1 is not achieved but Milestone 2 is achieved, the Clene Nanomedicine stockholders will receive additional shares equal to Milestone 1. Tottenham’s former officers, directors, sponsor, and public stockholders (the “Initial Stockholders”) are entitled to receive earn-out shares (the “Initial Stockholders Contingent Earn-out,” and collectively with the Clene Nanomedicine Contingent Earn-out, the “Contingent Earn-outs”) as follows: (i) 375,000 shares upon the achievement of Milestone 1; and (ii) 375,000 shares upon achievement of Milestone 2. If Milestone 1 is not achieved but Milestone 2 is achieved, the Initial Stockholders will receive additional shares equal to Milestone 1.

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

Grant Funding

We may submit applications to receive grant funding from governmental and non-governmental entities. We account for grants by analogizing to the grant accounting model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). We recognize grant funding without conditions or continuing performance obligations, including certain research and development tax credits, as other income in the condensed consolidated statements of operations and comprehensive loss. We accrue certain research and development tax credits receivable in other current assets (see Note 4) in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage and we recognize other income in the condensed consolidated statements of operations and comprehensive loss. After submission of our tax returns, we receive a cash refund of certain research and development tax credits and relieve the receivable.

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding of $0.2 million and $0.3 million as a reduction of research and development expenses during the three and nine months ended September 30, 2023, respectively. We did not fulfill any grant conditions or performance obligations during the three and nine months ended September 30, 2022.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of September 30, 2023, which had contractual maturities within 90 days and were classified within cash equivalents in the condensed consolidated balance sheets, were as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$24,163	$1	$—	$24,164
Money market funds	14,058	—	—	14,058
Total	$38,221	$1	$—	$38,222

Available-for-sale securities as of  December 31, 2022, which had contractual maturities within one year, were as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,496	$—	$(14)	$3,482
Corporate debt securities	1,501	—	—	1,501
Total	$4,997	$—	$(14)	$4,983

Proceeds from the sale and maturity of marketable securities held as available-for-sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Proceeds from maturities of marketable securities	$—	$5,500	$5,000	$8,000
Proceeds from sales of marketable securities	—	4,597	—	7,614
Total	$—	$10,097	$5,000	$15,614

Realized gains and losses included in earnings from the sale of available-for-sale securities were insignificant. As of September 30, 2023 and December 31, 2022, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Research and development tax credits receivable	$1,084	$2,777
Metals to be used in research and development	2,052	2,290
Other	1,029	581
Total prepaid expenses and other current assets	$4,165	$5,648

Note 5. Property and Equipment, Net

Property and equipment, net, as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Lab equipment	$4,135	$3,934
Office equipment	178	177
Computer software	459	459
Leasehold improvements	9,983	5,677
Construction in progress	1,406	5,664
	16,161	15,911
Less accumulated depreciation	(6,519)	(5,273)
Total property and equipment, net	$9,642	$10,638

Depreciation expense recorded in research and development expense and general and administrative expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$66	$67	$200	$163
Research and development	373	166	1,083	552
Total depreciation expense	$439	$233	$1,283	$715

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued compensation and benefits	$1,507	$2,007
Accrued CRO and clinical fees	1,154	1,297
Other	533	559
Total accrued liabilities	$3,194	$3,863

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

As of September 30, 2023 and December 31, 2022, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively; and a weighted-average remaining term of 6.6 years and 7.3 years, respectively.

Finance Leases

Assets recorded under finance lease obligations and included in property and equipment as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Lab equipment	$408	$408
Work in process	228	228
Total	636	636
Less accumulated depreciation	(383)	(326)
Net	$253	$310

As of September 30, 2023 and December 31, 2022, our finance lease obligations had a weighted-average interest rate of 10.9% and 10.2%, respectively; and a weighted-average remaining term of 0.6 years and 1.2 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our finance and operating lease obligations as of September 30, 2023 was as follows:

(in thousands)	Finance Leases	Operating Leases
2023 (remainder)	$19	$194
2024	27	1,178
2025	—	1,208
2026	—	1,236
2027	—	1,132
2028	—	1,093
Thereafter	—	1,694
Total minimum lease payments	46	7,735
Less amount representing interest/discounting	(2)	(2,102)
Present value of minimum lease payments	44	5,633
Less lease obligations, current portion	(44)	(553)
Lease obligations, net of current portion	$—	$5,080

Components of Lease Cost

The components of finance and operating lease costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Finance lease costs:
Amortization	$16	$20	$57	$61
Interest on lease liabilities	1	6	10	12
Operating lease costs	254	256	758	695
Short-term lease costs	1	—	3	—
Variable lease costs	70	65	192	238
Total lease costs	$342	$347	$1,020	$1,006

Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating cash flows from operating leases	$(953)	$(933)
Operating cash flows from finance leases	$(10)	$(12)
Financing cash flows from finance leases	$(63)	$(101)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of September 30, 2023 and December 31, 2022 was as follows:

	Stated	September 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2023	2022
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$136	$130
Maryland DHCD (commenced February 2019)	8.00%	684	654
Maryland DHCD (commenced May 2022)	6.00%	1,083	704
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	15,000	15,000
		16,903	16,488
Less unamortized discount and debt issuance costs		(640)	(587)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(9,588)	(6,418)
Total notes payable, net of current portion		$6,675	$9,483

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	$5,000	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,233	5,007
		10,233	10,007
Less unamortized discount and debt issuance costs		(258)	(237)
Total convertible notes payable		$9,975	$9,770

Maryland Loans

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 119,907 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of September 30, 2023 and December 31, 2022, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $10,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively; and interest expense of $30,000 and $30,000 for the nine months ended September 30, 2023 and 2022, respectively.

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 23,981 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of September 30, 2023 and December 31, 2022, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $2,000 and $2,000 for the three months ended September 30, 2023 and 2022, respectively; and interest expense of $6,000 and $6,000 for the nine months ended September 30, 2023 and 2022, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment. As of September 30, 2023, we had drawn $1.0 million with the remainder available for future equipment purchases until May 17, 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of September 30, 2023 and December 31, 2022, the balance of accrued and unpaid interest was $0.1 million and $22,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. Under an agreement between DHCD and Avenue, an existing secured creditor of the Company, DHCD was granted a first priority lien on the Assets as collateral. We recognized interest expense of $15,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively; and interest expense of $43,000 and $12,000 for the nine months ended September 30, 2023 and 2022, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of September 30, 2023 and December 31, 2022, the balance of accrued and unpaid interest was $0.2 million and $8,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $4.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. For the three and nine months ended September 30, 2023, we recognized (i) total interest expense of $0.1 million and $0.2 million, respectively; (ii) coupon interest expense of $0.1 million and $0.2 million, respectively; and (iii) amortization of debt issuance costs of $1,000 and ($1,000), respectively; and the effective interest rate was 5.91%.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of September 30, 2023 and December 31, 2022, the interest rate was 15.10% and 14.10%, respectively. The first tranche consisted of $15.0 million funded in May 2021 plus $5.0 million funded in September 2021 (“Tranche 1”). The remaining unfunded $10.0 million (“Tranche 2”) was not drawn and expired. Payments were interest-only for the first 12 months and the interest-only period was extended 12 months due to our achievement of a statistically significant result in certain clinical trials, plus an additional 12 months (through June 30, 2024), pursuant to an amendment to the 2021 Avenue Loan in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). The interest-only period may be extended through December 31, 2024, subject to (i) our receipt of net proceeds of at least $40.0 million, in addition to Equity Milestone 1, from the sale and issuance of our equity securities on or before June 30, 2024 (“Equity Milestone 2”) and (ii) acceptance of a New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”) filed by us for the treatment of ALS (the “ALS NDA Milestone”). Following the interest-only period, we are required to make equal monthly installments of principal plus interest at the variable rate then in effect until December 1, 2024, which may be extended to December 1, 2025 so long as no event of default has occurred and is continuing and we have achieved (i) Equity Milestone 2 and (ii) the ALS NDA Milestone. Additionally, a payment of 4.25% of the funded principal, equal to $0.9 million (the “Final Payment”), is due at maturity, which we recorded as a debt premium. We incurred $0.8 million of debt issuance costs of which $47,000 was expensed immediately and the remainder was recorded as a debt discount.

At any time between May 21, 2022 and May 21, 2024, Avenue may, in its sole discretion, convert up to $5.0 million of outstanding principal into Common Stock at $10.36 per share (the “Avenue Conversion Feature”), subject to certain price and volume restrictions related to our Common Stock on Nasdaq. The Final Payment and Avenue Conversion Feature did not meet the requirements for derivative accounting. As of September 30, 2023 and December 31, 2022, unamortized debt discount and issuance costs related to the convertible note were $0.2 million and $0.2 million, respectively. For the convertible note for the three months ended September 30, 2023 and 2022, we recognized (i) total interest expense of $0.3 million and $0.2 million, respectively; (ii) coupon interest expense of $0.2 million and $0.2 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.1 million, respectively; and the effective interest rate was 22.79% and 18.41%, respectively. For the nine months ended September 30, 2023 and 2022, we recognized (i) total interest expense of $0.8 million and $0.6 million, respectively; (ii) coupon interest expense of $0.6 million and $0.4 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.2 million and $0.2 million, respectively; and the effective interest rate was 22.79% and 18.41%, respectively.

We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; limitations on our ability to pay dividends; and we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million. We are not in violation of any covenants. Avenue has the ability to immediately accelerate all obligations under the 2021 Avenue Loan upon the occurrence of certain events of default or material adverse effects. The 2021 Avenue Loan is collateralized by substantially all of our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest. We recognized interest expense of $1.1 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively; and interest expense of $3.0 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

At the inception of the 2021 Avenue Loan, we issued a warrant to Avenue to purchase 115,851 shares of Common Stock at an exercise price of $8.63 per share (the “Original Avenue Warrant”). A portion of the net proceeds at issuance of the 2021 Avenue Loan were allocated to the Avenue Warrant in an amount equal to its fair value of $0.7 million and were recorded as a debt discount. Pursuant to the Second Amendment, the Original Avenue Warrant was cancelled and a new warrant to purchase 3,000,000 shares of Common Stock at $0.80 per share was issued (the “New Avenue Warrant”). Avenue may exercise the New Avenue Warrant for cash or on a net or “cashless” basis. In the event of a change of control of the Company, the New Avenue Warrant shall be automatically exchanged for the number of shares of Common Stock which remain exercisable thereunder immediately prior to the change of control transaction, for no payment or consideration from Avenue for such shares, and the New Avenue Warrant shall be terminated. At issuance, the New Avenue Warrant was recorded as a liability and debt discount in amount equal to its fair value of $0.7 million. The Second Amendment, including the revised terms, cancellation of the Original Avenue Warrant, and issuance of the New Avenue Warrant was accounted for as a debt modification.

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2021 Avenue Loan	2022 MD Loan	2022 DHCD Loan
2023 (remainder)	$—	$—	$—	$—	$—
2024	—	—	20,000	—	—
2025	—	—	—	347	—
2026	—	—	—	369	—
2027	—	—	—	317	—
2028	—	—	—	—	5,000
Thereafter	500	100	—	—	—
Total debt principal payments	500	100	20,000	1,033	5,000
Accrued and unpaid interest	184	36	—	50	233
Less unamortized discount and debt issuance costs	—	—	(824)	(23)	(51)
Future debt payments, net	$684	$136	$19,176	$1,060	$5,182

Note 9. Commitments and Contingencies

Commitments

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are cancelable at any time by us, subject to payment of our remaining obligations under binding purchase orders and, in certain cases, nominal early termination fees. These commitments are not deemed significant. As of September 30, 2023 and December 31, 2022, we had commitments under various agreements for capital expenditures totaling $0.4 million and $1.6 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received the following grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) to fund biomarker research related our VISIONARY-MS Phase 2 clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) to fund brain target engagement research related to our REPAIR-MS and REPAIR-PD Phase 2 clinical trials. Pursuant to the grant agreements, if we make future commercial sales of CNM-Au8 for the treatment of MS, we will repay: (i) 50% of the grants upon the first commercial product sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grants if all milestones are achieved. If NMSS has not yet received repayments equal in the aggregate to 300% of the 2019 Grant or 150% of the 2023 Grant, then upon the closing of any of the following events we will repay 300% of the 2019 Grant, equal to $1.0 million, or 150% of the 2023 Grant, equal to $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the applicable research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS (for the 2019 Grant only), or (vi) licensing of our commercialization rights to CNM-Au8 for the treatment of MS (for the 2023 Grant only). As of September 30, 2023, we have not met any of the above milestones and the applicable research has not been completed. We accounted for these contingencies in accordance with ASC 450, Contingencies. Management has assessed the likelihood of each contingent event as less than probable and therefore no contingent liability is recognized. Management’s estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that Management’s estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$(2,206)	$(9,432)	$(38,608)	$(25,787)
Foreign	(212)	(1,544)	(723)	(3,077)
Net loss before income taxes	$(2,418)	$(10,976)	$(39,331)	$(28,864)

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

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $31,000 and $34,000 for the three months ended September 30, 2023 and 2022, respectively; and $0.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (“the 2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of September 30, 2023, 5,361,318 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and 18,400,000 shares of Common Stock are reserved for issuance thereunder. As of September 30, 2023, a total of 17,251,106 stock options and other stock awards had been granted under the 2020 Plan, and 1,148,894 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
General and administrative	$1,311	$1,247	$3,888	$4,056
Research and development	1,085	851	3,182	2,428
Total stock-based compensation expense	$2,396	$2,098	$7,070	$6,484

Stock-based compensation expense by award type for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$2,384	$2,098	$7,044	$6,484
Stock awards	12	—	26	—
Total stock-based compensation expense	$2,396	$2,098	$7,070	$6,484

Stock Options

Outstanding stock options and related activity for the nine months ended September 30, 2023 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2022	15,260,297	$2.98	7.28	$2,348
Granted	6,690,263	0.95	9.70	—
Forfeited	(433,262)	4.51	—	—
Outstanding – September 30, 2023	21,517,298	$2.30	7.49	$712
Vested and exercisable – September 30, 2023	10,074,211	$2.69	5.60	$712
Vested, exercisable or expected to vest – September 30, 2023	21,517,298	$2.30	7.49	$712

As of September 30, 2023 and December 31, 2022, we had approximately $15.6 million and $18.2 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.28 years and 2.58 years, respectively.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $0.75 and $2.24, respectively. The assumptions used to calculate the fair value of stock options granted during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Expected stock price volatility	96.22% – 103.24%	89.57% – 98.13%
Risk-free interest rate	3.26% – 4.41%	1.65% – 3.00%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.43	5.00 – 6.98

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity for the nine months ended September 30, 2023 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2022	769,139	$9.84
Granted	43,479	1.15
Converted to shares of Common Stock upon vesting	(21,739)	1.15
Forfeited	(746)	9.84
Unvested balance – September 30, 2023	790,133	$9.60

As of September 30, 2023, we had approximately $24,000 of unrecognized stock-based compensation costs related to non-vested stock awards which is expected to be recognized over a weighted-average period of 0.48 years. As of  December 31, 2022, we had no unrecognized stock-based compensation costs related to non-vested stock awards.

Note 12. Fair Value

Cash, cash equivalents, and marketable securities are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of September 30, 2023 is as follows:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,058	$—	$—	$14,058
U.S. Treasury securities	—	24,164	—	24,164
Common stock warrant liabilities	—	—	1,860	1,860
Clene Nanomedicine contingent earn-out liability	—	—	150	150
Initial Stockholders contingent earn-out liability	—	—	19	19

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2022 is as follows:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,317	$—	$—	$14,317
Marketable securities:
Commercial paper	—	3,482	—	3,482
Corporate debt securities	—	1,501	—	1,501
Clene Nanomedicine contingent earn-out liability	—	—	2,264	2,264
Initial Stockholders contingent earn-out liability	—	—	291	291

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments for the nine months ended September 30, 2023 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2022	$—	$2,264	$291
Initial fair value of instruments	7,818	—	—
Change in fair value	(5,958)	(2,114)	(272)
Balance – September 30, 2023	$1,860	$150	$19

Changes in the fair value of our Level 3 financial instruments for the nine months ended September 30, 2022 were as follows:

(in thousands)	Common Stock Warrant Liability	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2021	$474	$18,100	$2,317
Change in fair value	(151)	(6,662)	(849)
Reclassification from liability to equity	(305)	—	—
Balance – September 30, 2022	$18	$11,438	$1,468

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

Valuation of the Common Stock Warrant Liabilities

The Original Avenue Warrant, comprised of the Tranche 1 warrant and the contingently issuable Tranche 2 warrant to purchase shares of Common Stock, was classified as a liability and recorded at fair value at inception of the 2021 Avenue Loan. As of March 31, 2022, we reclassified the Tranche 1 warrant to additional paid-in capital. Our ability to draw Tranche 2 expired on December 31, 2022 and the warrant liability was extinguished and we recognized income of $0.2 million as of December 31, 2022.

The New Avenue Warrant is classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount  may be materially different from the estimated fair value. The unobservable inputs to the Black-Scholes option pricing model were as follows:

September 30,
2023
Expected stock price volatility	70.00% – 110.00%
Risk-free interest rate	4.63% – 5.52%
Expected dividend yield	0.00%
Expected term (in years)	0.58 – 4.75
Probability of change of control	5.00%
Probability of dissolution	60.00%
Probability of other outcome	35.00%

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

September 30,
2023
Expected stock price volatility	75.00% – 110.00%
Risk-free interest rate	4.87% – 5.50%
Expected dividend yield	0.00%
Expected term (in years)	0.75 – 2.71
Probability of NDA acceptance	30.00%
Probability of fundamental transaction	5.00%
Probability of dissolution	60.00%
Probability of other outcome	5.00%

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

June 16,
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

	September 30,	December 31,
	2023	2022
Expected stock price volatility	100.00%	115.00%
Risk-free interest rate	5.00%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.25	3.00

Note 13. Capital Stock

As of September 30, 2023 and December 31, 2022, our amended and restated certificate of incorporation (the “Certificate”) authorized us to issue 300,000,000 and 150,000,000 shares of Common Stock, par value $0.0001 per share, respectively, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, we had 128,411,981 and 74,759,591 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding.

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

Common Stock Warrants

As of September 30, 2023 and  December 31, 2022, outstanding warrants to purchase shares of Common Stock were as follows:

					Number of Shares Issuable
					September 30,	December 31,
Date Exercisable	Exercise Price	Expiration		Classification	2023	2022
December 2020	$11.50	December 2025	(1)	Equity	2,407,500	2,407,500
December 2020	$11.50	December 2025	(2)	Equity	24,583	24,583
December 2020	$1.97	April 2023	(3)	Equity	—	1,929,111
May 2021	$8.63	May 2026	(4)	Equity	—	115,851
June 2023	$0.80	June 2028	(5)	Liability	3,000,000	—
June 2023	$1.10	June 2026	(6)	Liability	50,000,000	—
June 2023	$1.50	June 2030	(7)	Equity	50,000,000	—
Total					105,432,083	4,477,045

(1)

Represents 2,407,500 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $16.50 per share for any 20 trading days within a 30-trading day period. As of September 30, 2023 and December 31, 2022, no warrants had been exercised.

(2)

Represents 24,583 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of September 30, 2023 and December 31, 2022, no warrants had been exercised.

(3)

Represents 1,929,111 shares of Common Stock underlying warrants to purchase one share of Common Stock, issued by Clene Nanomedicine as Series A preferred stock warrants and senior equity warrants in August 2013. As of April 2023, the warrants expired.

(4)

Represents 115,851 shares of Common Stock underlying the Original Avenue Warrant. As of June 2023, the warrant had not been exercised and was cancelled pursuant to an amendment to the 2021 Avenue Loan (see Note 8).

(5)

Represents 3,000,000 shares of Common Stock underlying the New Avenue Warrant, issued pursuant to an amendment to the 2021 Avenue Loan (see Note 8). As of September 30, 2023, the warrant had not been exercised.

(6)

Represents 50,000,000 shares of Common Stock underlying Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of September 30, 2023, no warrants had been exercised.

(7)

Represents 50,000,000 shares of Common Stock underlying Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of September 30, 2023, no warrants had been exercised.

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

Subject to terms of the ATM Agreement, the Placement Agent is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent, using commercially reasonable efforts to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with the Placement Agent’s normal trading and sales practices, on terms mutually agreed between the Placement Agent and us. The Placement Agent will be entitled to compensation under the terms of the ATM Agreement at a fixed commission rate of 3.0% of the gross proceeds from each issuance and sale of Common Stock, if any. During the nine months ended September 30, 2023, we sold 2,895,090 shares of Common Stock under the ATM Agreement, generated gross proceeds of $4.5 million, and paid commissions of $0.1 million. We did not make any sales during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022 we sold 40,000 shares of Common Stock and generated gross proceeds of $0.1 million. Commissions paid to the Placement Agents were insignificant.

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

We evaluated the Purchase Agreement under ASC 815-40 “Derivatives and Hedging—Contracts on an Entity's Own Equity” as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of September 30, 2023. During the nine months ended September 30, 2023, we sold 400,000 shares of Common Stock under the Purchase Agreement, issued 2,893 Additional Commitment Shares, and generated proceeds of $0.4 million. We did not sell any Common Stock under the Purchase Agreement during the three months ended September 30, 2023.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(2,418)	$(10,976)	$(39,331)	$(28,864)
Denominator:
Weighted average common shares outstanding	128,405,483	63,508,928	97,026,964	63,234,757
Net loss per share attributable to common stockholders – basic and diluted	$(0.02)	$(0.17)	$(0.41)	$(0.46)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible notes payable (see Note 8)	1,732,703	482,703	1,732,703	482,703
Common stock warrants (see Note 13)	105,432,083	4,477,045	105,432,083	4,477,045
Options to purchase common stock (see Note 11)	21,517,298	12,173,570	21,517,298	12,173,570
Unvested restricted stock awards (see Note 11)	790,133	769,139	790,133	769,139
Contingent earn-out shares (see Note 2)	6,592,334	6,592,334	6,592,334	6,592,334
Total	136,064,551	24,494,791	136,064,551	24,494,791

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

Total revenue under the 4Life Agreement for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Product revenue from related parties	$64	$127	$320	$127
Royalty revenue from related parties	43	44	129	100
Total revenue from related parties	$107	$171	$449	$227

Note 16. Segment Information

Our operating segment profit measure is segment loss from operations, which is calculated as revenue less cost of revenue, research and development, and general and administrative expenses. Profit and loss information by reportable segment for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Drugs:
Revenue from external customers	$—	$—	$—	$—
Loss from operations	(9,622)	(10,073)	(30,945)	(37,012)
Supplements:
Revenue from external customers	$108	$174	$484	$239
Income from operations	80	268	335	276
Consolidated:
Revenue from external customers	$108	$174	$484	$239
Loss from operations	(9,542)	(9,805)	(30,610)	(36,736)

A reconciliation of the total of the reportable segments’ loss from operations to consolidated net loss before income taxes for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Segment loss from operations	$(9,542)	$(9,805)	$(30,610)	$(36,736)
Total other income (expense), net	7,124	(1,171)	(8,721)	7,872
Net loss before income taxes	$(2,418)	$(10,976)	$(39,331)	$(28,864)

Segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets by reportable segment as of September 30, 2023 and December 31, 2022, were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Total assets:
Drugs	$17,787	$20,476
Supplements	268	386
Corporate	42,378	23,631
Consolidated	$60,433	$44,493

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

On September 25, 2023, we reported long-term follow-up data for patients treated with CNM-Au8 for up to 133 weeks in the open label extension (“OLE”) of the Phase 2/3 HEALEY ALS Platform Trial, which evaluated the safety and efficacy of CNM-Au8 in patients with ALS. These post hoc results show significantly improved survival compared to the Pooled Resource Open-Access ALS Clinical Trials (“PRO-ACT”) database, the largest U.S. clinical database of previous ALS trials. ALS clinical trials with shorter double-blind treatment duration such as 24 weeks have used historical placebo controls from prior trials to determine the relative survival benefit of investigational treatment over longer-term follow-up (open label data). The PRO-ACT dataset is derived from pooled ALS clinical trial data from 29 completed Phase 2 and Phase 3 ALS clinical trials. Millions of de-identified longitudinally collected records from more than 11,600 individuals with ALS were standardized across trials and merged to create the PRO-ACT database. This database provides a useful and validated surrogate for survival status of past participants in ALS clinical trials with long-term follow-up. In this analysis, 59 participants who were originally randomized to CNM-Au8 30mg were compared to matched placebo participants derived from the PRO-ACT dataset:

●

Originally randomized CNM-Au8 30mg treated participants (n=59) demonstrated a statistically significant 49% decreased risk of death compared to PRO-ACT matched placebo patients through long-term follow-up (covariate adjusted HR=0.510; 95% CI 0.263-0.987, p=0.046).

●

In a pooled analysis of the HEALEY ALS Platform Trial and the RESCUE-ALS clinical trial, participants originally randomized to CNM-Au8 30mg (n=82) demonstrated a statistically significant 59% decreased risk of death compared to PRO-ACT matched placebo patients through long-term follow-up (covariate adjusted HR=0.406, 95% CI: 0.220-0.749, p=0.004).

We previously reported a statistically significant reduction of plasma neurofilament light chain (“NfL”) levels for CNM-Au8 treated participants compared to placebo after 24 weeks of treatment in the double-blind, placebo-controlled period of the HEALEY ALS Platform Trial. NfL is a key biomarker of neurodegeneration and is released from neurons following axonal injury, especially in people living with ALS, where higher levels of NfL have been found to predict more rapid decline in clinical function and increased mortality risk. Surrogate biomarkers such as NfL have recently been used to support an approval by the U.S. Food and Drug Administration (“FDA”) for the treatment of ALS.

Additional biomarker and long-term survival data from the HEALEY ALS Platform Trial double-blind and OLE periods have been collected and are undergoing testing preparatory for analysis, and we expect to report the data as follows: (i) plasma NfL data from the OLE by the first quarter of 2024, (ii) additional long-term survival data from the OLE by the first quarter of 2024, and (iii) exploratory results for time to clinical worsening events and ALSFRS-R for the OLE in the first quarter of 2024.

On August 29, 2023, we reported updated data from the long-term OLE of the Phase 2 RESCUE-ALS clinical trial, which evaluated the efficacy, safety, and pharmacokinetics of CNM-Au8 in patients with early symptomatic ALS. The 24-month data cut, as of July 2023, showed a significant median survival benefit of 19.3 months using the rank-preserving structural failure time model (“RPSFTM”). The RPSFTM analysis method estimates the survival gained by receiving active treatment using the data from all study participants and then subtracts the benefit from ex-placebo participants switched to CNM-Au8 during the OLE to provide a comparison of CNM-Au8 versus placebo across the entire study period. This well-recognized method has been used to estimate cross-over treatment effects in a recent ALS trial, and oncology and other rare disease trials. The 24-month data cut also showed a significant 52% decreased risk of ALS clinical worsening (defined as the first occurrence of death, tracheostomy, assisted ventilation, or feeding tube placement) with CNM-Au8 treatment. The full data cut is as follows:

●	Cross-over adjusted median survival (RPSFTM, all study participants, post hoc):

○	19.3 month median survival benefit (CNM-Au8 median survival of 34.2 months, placebo-adjusted median survival of 14.9 months).

○

75% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo after adjusting for benefit received by placebo after switching to CNM-Au8 (HR: 0.252, 95% CI: 0.106 to 0.597; bootstrap log-rank p<0.001).

●	Unadjusted median survival (without adjusting for the benefit received in ex-placebo participants; analyses include all study participants):

○

10.1 month median survival benefit when not accounting for the improvement by ex-placebo treated participants who switched to CNM-Au8 at the start of the OLE (CNM-Au8 median survival of 34.2 months; placebo median survival of 24.1 months).

○

46% decreased risk of all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo (HR: 0.54, 95% CI: 0.25-1.1, log-rank p=0.09).

●	Observed survival versus ALS historical placebo controls:

○

70% decreased risk of long-term mortality in participants originally randomized to treatment with CNM-Au8 compared to matched placebo participants derived from the PRO-ACT database (Cox adjusted HR: 0.300, 95% CI: 0.09 to 0.79; p=0.03).

●	52% decreased risk of ALS clinical worsening events (HR: 0.48, 95% CI: 0.23-1.0, log-rank p=0.049) in the participants originally randomized to CNM-Au8 treatment versus original placebo.

CNM-Au8 was well-tolerated without long term safety concerns in both RESCUE-ALS and the HEALEY ALS Platform Trial, with over 500 collective years of exposure across ALS, MS, and PD participants in CNM-Au8 clinical trials and Expanded Access Protocol (compassionate use) programs without any identified safety signals. No serious adverse events have been assessed as related to CNM-Au8 treatment; adverse events observed with CNM-Au8 have been characterized as transient and predominantly mild-to-moderate in severity.

We are presently discussing the design of an international Phase 3 study, RESTORE-ALS, with expert ALS clinical advisors and expect to initiate the trial in the first half of 2024. We plan to work closely with regulatory health authorities from the FDA and European Medicines Agency (“EMA”), ALS experts, and patient representatives to determine the proper path to support potential approval. We do not know when or if we will be able to file a New Drug Application (“NDA”) with the FDA based on our accumulation of clinical evidence until we meet with the FDA to discuss the totality of our long-term survival data and NfL data. A meeting with the FDA has been scheduled in the fourth quarter of 2023. Contingent upon the outcome of the FDA meeting, we believe we could file an NDA with the FDA in the first half of 2024 with a potential accelerated approval Prescription Drug User Fee Act (“PDUFA”) action date by the end of 2024.

On October 5, 2023, in collaboration with Columbia University and Synapticure, a neurology specialty telehealth clinic, we announced the award of a four-year grant totaling $45.1 million from the National Institute of Neurological Disorders and Stroke, a division of the National Institute of Health, to support an Expanded Access Protocol (“EAP”) for CNM-Au8 (the “NIH EAP Grant”). In addition to this new EAP, we will continue to conduct our currently ongoing EAPs that have enrolled more than 200 participants since 2019. The NIH EAP Grant is part of the Accelerating Access to Critical Therapies for ALS Act, which was signed into law on December 23, 2021, with a call for increased public support of public-private partnerships that will innovate the development of, and increase access to, potential new treatments for ALS.

Multiple Sclerosis

In February and March 2023, we reported updated exploratory data from our Phase 2 VISIONARY-MS clinical trial, which evaluated the efficacy and safety of CNM-Au8 in stable relapsing remitting MS patients. We expect additional results up to 144 weeks from the OLE by the first quarter of 2024. We also completed the first dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial, and have initiated a second dosing cohort in non-active progressive MS patients which is expected to be complete in the first half of 2024. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance our assets into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in mid-2024. We are presently discussing the design of an international Phase 3 MS study with expert MS clinical advisors and expect to initiate the trial in the second half of 2024, contingent on funding.

The chart below reflects the growing body of evidence for CSN therapeutics from our completed and ongoing clinical programs.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In May 2022, the FDA approved an orally administered version of edaravone, which has been available since 2017 as an intravenous infusion for the treatment of ALS. In September 2022, the FDA approved AMX0035, branded as Relyvrio, a drug from Amylyx Pharmaceuticals, Inc. for the treatment of ALS. AMX0035 previously received a conditional approval by Health Canada in June 2022. In October 2023, the EMA Committee for Medicinal Products for Human Use (“CHMP”) confirmed a June 2023 recommendation to refuse a marketing authorization for AMX0035 in the European Union, with the final decision expected from the European Commission by the end of 2023. In April 2023, the FDA granted accelerated approval to tofersen, branded as QALSODY, a drug from Biogen Inc. for the treatment of SOD1-ALS. A Marketing Authorization Application for tofersen is currently under review by the EMA.

On September 27, 2023, the FDA held a meeting of the FDA Cellular, Tissue and Gene Therapies Advisory Committee (the “Committee”) to review the Biologics License Application for NurOwn, an investigation therapeutic from BrainStorm Cell Therapeutics Inc. for the treatment of ALS. The Committee voted yes (1), no (17), and abstain (1) as to whether the NurOwn data presented demonstrate substantial evidence of effectiveness for treatment of mild to moderate ALS. The PDUFA action date is by December 8, 2023.

Impact of the COVID-19 Pandemic

The extent of the impact of the COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, on our business and operations is highly uncertain. While the COVID-19 pandemic has led to various research restrictions and led to pauses and early conclusion of one of our clinical trials, these impacts have been temporary and to date we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic. We are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, results of operations, and cash flows, including planned future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

Historically, substantially all of our research and development expenses relate to CNM-Au8, our lead asset, with the remainder spend on our CNM-ZnAg asset. Our research and development expenses are affected by the timing and advancement of our existing product pipeline as well as the timing and quantity of commencing new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will decrease in 2023 due to the completion of many of our ongoing clinical trials but will increase in future years as we advance our assets into Phase 3 and explore potential accelerated approval with the FDA.

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

We anticipate that our general and administrative expenses in future periods will be contingent on the outcome of our meeting with the FDA, which has been scheduled in the fourth quarter of 2023. If we are able to file an NDA with the FDA based on our accumulation of clinical evidence, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build out our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA based on our accumulation of clinical evidence, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, including a reduction in executive compensation, a hiring freeze, and elimination of certain staff positions.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenue:
Product revenue	$65	$130	(50)%	$355	$139	155%
Royalty revenue	43	44	(2)%	129	100	29%
Total revenue	108	174	(38)%	484	239	103%
Operating expenses:
Cost of revenue	12	19	(37)%	83	19	337%
Research and development	5,972	6,403	(7)%	19,982	24,149	(17)%
General and administrative	3,666	3,557	3%	11,029	12,807	(14)%
Total operating expenses	9,650	9,979	(3)%	31,094	36,975	(16)%
Loss from operations	(9,542)	(9,805)	(3)%	(30,610)	(36,736)	(17)%
Total other income (expense), net	7,124	(1,171)	*	(8,721)	7,872	*
Net loss	$(2,418)	$(10,976)	(78)%	$(39,331)	$(28,864)	36%

Revenue

Product revenue relates to our Supplements segment and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor.” Royalty revenue relates to our Supplements segment and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three and nine months ended September 30, 2023 and 2022, changes in product and royalty revenues were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx™ dietary supplements.

Research and Development Expense

Research and development expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
CNM-Au8	$1,207	$2,083	(42)%	$5,172	$7,916	(35)%
CNM-ZnAg	(284)	638	*	645	2,531	(75)%
Unallocated	1,702	711	139%	4,082	3,894	5%
Personnel	2,262	2,120	7%	6,901	7,380	(6)%
Stock-based compensation	1,085	851	27%	3,182	2,428	31%
Total research and development	$5,972	$6,403	(7)%	$19,982	$24,149	(17)%

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to a decrease in expenses in the HEALEY ALS Platform Trial and our RESCUE-ALS, REPAIR-MS, REPAIR-PD, and VISIONARY-MS clinical trials due to completion of the blinded period of each trial, and decreased CRO and clinical operations expenses, partially offset by an increase in expenses related to our two EAPs with the Sean M. Healey & AMG Center for ALS due to increased enrollment and expansion of one EAP, increased expenses related to the long-term extension of our VISIONARY-MS clinical trial, and increased expenses related to non-clinical, pre-clinical, and regulatory activities;

(ii)

a decrease in expenses related to CNM-ZnAg, primarily due to completion of the clinical trial for treatment of COVID-19 in 2022, and the renegotiation of our CRO fees during the three and nine months ended September 30, 2023,which resulted in a reversal of previously recognized expenses;

(iii)

an increase in unallocated expenses, primarily due to increased rent, utility, and depreciation expenses due to our newly-leased facility in Elkton, Maryland and our expanded facility in North East, Maryland, partially offset by decreased research, manufacturing, and materials expenses;

(iv)

a decrease in personnel expenses during the nine months ended September 30, 2023, primarily due to a reduction in headcount during the fourth quarter of 2022, partially offset by increased employee compensation and an increase clinical and regulatory activities during the three months ended September 30, 2023; and

(v)

an increase in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel, partially offset by our decreased headcount in 2023.

General and Administrative Expense

General and administrative expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Directors’ and officersʼ insurance	$398	$849	(53)%	$1,195	$2,547	(53)%
Legal	35	87	(60)%	296	414	(29)%
Finance and accounting	489	217	125%	1,207	901	34%
Public and investor relations	94	124	(24)%	362	593	(39)%
Personnel	1,011	706	43%	3,184	3,147	1%
Stock-based compensation	1,311	1,247	5%	3,888	4,056	(4)%
Other	328	327	0%	897	1,149	(22)%
Total general and administrative	$3,666	$3,557	3%	$11,029	$12,807	(14)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in directors’ and officers’ insurance fees;

(ii)	a decrease in legal fees, primarily due to a decrease in general corporate legal fees, intellectual property fees, and legal fees related to financing and fundraising;

(iii)	an increase in finance and accounting fees, primarily due to increased fees from auditors, consultants, advisors, and other financial vendors, partially offset by decreased tax fees;

(iv)	a decrease in fees related to our public and investor relations efforts;

(v)

an increase in personnel expenses primarily due to increased employee compensation during the three months ended September 30, 2023, partially offset by a reduction in headcount during the fourth quarter of 2022;

(vi)

an increase in stock-based compensation expense during the three months ended September 30, 2023 and a decrease in stock-based compensation expense during the nine months ended September 30, 2023, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel, and our decreased headcount in 2023; and

(vii)

a decrease in other expenses during the nine months ended September 30, 2023, primarily due to a decrease in expenses related to supplies and equipment, facilities, corporate and liability insurance, information technology, travel, business development, and office and professional expenses, partially offset by increased depreciation expense.

Total Other Income (Expense), Net

Total other income (expense), net, for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest income	$546	$59	825%	$931	$144	547%
Interest expense	(1,188)	(857)	39%	(3,358)	(2,390)	41%
Gain on termination of lease	—	—	*	—	420	*
Commitment share expense	—	—	*	(402)	—	*
Issuance costs for common stock warrant liability	—	—	*	(333)	—	*
Loss on initial issuance of equity	—	—	*	(14,840)	—	*
Change in fair value of common stock warrant liabilities	6,341	149	4,156%	5,958	151	3,846%
Change in fair value of Clene Nanomedicine contingent earn-out liability	1,004	(1,591)	*	2,114	6,662	(68)%
Change in fair value of Initial Stockholders contingent earn-out liability	129	(205)	*	272	849	(68)%
Research and development tax credits and unrestricted grants	247	1,346	(82)%	902	2,001	(55)%
Other income (expense), net	45	(72)	*	35	35	0%
Total other income (expense), net	$7,124	$(1,171)	*	$(8,721)	$7,872	*

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)

an increase in interest income primarily due to increased balances of cash and cash equivalents and increasing interest rates on cash and cash equivalents; and an increase in interest expense primarily due to increasing interest rates and increased amortization of debt discount and debt issuance costs on notes payable;

(ii)	a gain on termination of lease due to the termination of an operating lease for office space during the nine months ended September 30, 2022;

(iii)

commitment share expense, due to the shares of Common Stock issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”), as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company during the nine months ended September 30, 2023;

(iv)	issuance costs from a public equity offering allocated to liability-classified warrants during the nine months ended September 30, 2023;

(v)	a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering during the nine months ended September 30, 2023;

(vi)

a gain from a change in fair value of the common stock warrant liability due to the Original Avenue Warrant for the three and nine months ended September 30, 2022 and the New Avenue Warrant and Tranche A Warrant for the three and nine months ended September 30, 2023. The changes in fair value were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”). As of March 31, 2022, we reclassified Tranche 1 of the Original Avenue Warrant to additional paid-in capital. As of December 31, 2022, Tranche 2 of the Original Avenue Warrant expired, we recognized income of $0.2 million in the condensed consolidated statements of operations and comprehensive loss, and the warrant liability was extinguished;

(vii)

a gain from a change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the three months ended September 30, 2023, compared to a loss during the three months ended September 30, 2022; and a gain during the nine months ended September 30, 2023 and 2022. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions at the end of each respective period (see “Critical Accounting Estimates”);

(viii)

a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred and changes in the reimbursement percentage; and

(ix)

other income during the three months ended September 30, 2023 and the nine months ended September 30, 2023 and 2022,compared to other expense during the three months ended September 30, 2022, primarily due to realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00% for the nine months ended September 30, 2023 and 2022. We are also subject to state income tax in Utah at a rate of 4.65% and 4.85%, respectively, for the nine months ended September 30, 2023 and 2022, and in Maryland at a rate of 8.25% for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00% and 25.00% for the nine months ended September 30, 2023 and 2022, respectively. Clene Australia had no taxable income or provision for income taxes for the nine months ended September 30, 2023 and 2022. We recorded other income of $0.9 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively, for research and development tax credits pertaining to Clene Australia for the 2023 and 2022 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the nine months ended September 30, 2023, and 15.00% up to €395,000 of taxable income and 25.80% for taxable income in excess of €395,000 for the nine months ended September 30, 2022. Clene Netherlands had no taxable income or provision for income taxes for the nine months ended September 30, 2023 and 2022.

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

●	gross proceeds of $32.3 million from borrowings under convertible promissory notes;

●	gross proceeds of $27.3 million from borrowings under notes payable and convertible notes payable;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $8.9 million from refundable research and development tax credits;

●	gross proceeds of $2.9 million from grants from various organizations; and

●	gross proceeds of $1.0 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial for the treatment of ALS with certain drug candidates, including CNM-Au8, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $30.6 million and $36.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our accumulated deficit was $232.6 million and $193.2 million as of September 30, 2023 and December 31, 2022, respectively. Our cash, cash equivalents, and marketable securities totaled $42.1 million and $23.3 million as of September 30, 2023 and December 31, 2022, respectively, and net cash used in operating activities was $23.0 million and $31.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Firm commitments for funds include approximately $39,000 and $1.1 million of payments under finance and operating lease obligations, respectively; payment of principal and interest on notes payable totaling $13.1 million; and commitments under various agreements for capital expenditures totaling $0.4 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $7,000 and $6.7 million of payments under finance and operating lease obligations, respectively; and interest and principal repayment of notes payable of $19.1 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(22,999)	$(31,295)
Net cash provided by (used in) investing activities	4,713	(12,446)
Net cash provided by financing activities	42,181	875
Effect of foreign exchange rate changes on cash	(114)	(155)
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,781	$(43,021)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $23.0 million for the nine months ended September 30, 2023, which resulted from a net loss of $39.3 million, adjusted for non-cash items totaling $17.0 million and a net change in operating assets and liabilities of $0.7 million. Significant non-cash items included (i) depreciation expense of $1.3 million related to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.3 million; (iii) commitment share expense of $0.4 million related to the shares of Common Stock issued to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company; (iv) issuance costs of $0.3 million from a public equity offering allocated to liability-classified warrants; (v) a loss on initial issuance of equity of $14.8 million from the fair value in excess of proceeds from a public equity offering; (vi) stock-based compensation expense of $7.1 million; (vii) accretion of debt discount of $0.8 million; (viii) non-cash interest expense of $0.3 million; (ix) the changes in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $2.1 million and $0.3 million, respectively, primarily driven by the decrease of the closing price of our Common Stock on Nasdaq and changes in valuation model inputs; and (x) the change in fair value of the common stock warrant liabilities of $6.0 million, primarily driven by the increase of the closing price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to the following: (a) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $1.1 million due to the timing of vendor invoicing and payments; (b) an increase in inventory of $0.1 million; (c) a decrease in prepaid expenses and other current assets of $1.5 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and a decrease in research and development tax credits receivable; (d) a decrease in accrued liabilities of $0.7 million primarily due to decreased accrued compensation and benefits and CRO and clinical fees; and (e) a decrease in operating lease obligations of $0.4 million.

Net cash used in operating activities was $31.3 million for the nine months ended September 30, 2022, which resulted from a net loss of $28.9 million, adjusted for non-cash items totaling $0.2 million and a net change in operating assets and liabilities of $2.6 million. Significant non-cash items included (i) depreciation expense of $0.7 million related to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.3 million; (iii) stock-based compensation expense of $6.5 million; (iv) gain on termination of lease of $0.4 million; (v) accretion of debt discount of $0.7 million; (vi) non-cash interest expense of $0.1 million; and (vii) the changes in the fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $6.7 million and $0.9 million, respectively. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. The net change in operating assets and liabilities was primarily attributable to the following: (a) an increase in accounts receivable of $0.1 million and an increase in accounts payable of $0.2 million due to the timing of vendor invoicing and payments; (b) an increase in prepaid expenses and other current assets of $0.9 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in Australia research and development credit receivable; (c) a decrease in accrued liabilities of $1.5 million primarily due to decreased accrued compensation and benefits; and (d) a decrease in operating lease obligations of $0.4 million.

Investing Activities

Net cash provided by investing activities was $4.7 million for the nine months ended September 30, 2023, which consisted of proceeds from maturities of marketable securities of $5.0 million, partially offset by purchases of property and equipment of $0.3 million. Net cash used in investing activities was $12.5 million for the nine months ended September 30, 2022, which consisted of (i) purchases of marketable securities of $24.6 million and (ii) purchases of property and equipment of $3.5 million, offset primarily by (iii) proceeds from maturity of marketable securities of $8.0 million and (iv) proceeds from sale of marketable securities of $7.6 million.

Financing Activities

Net cash provided by financing activities was $42.2 million for the nine months ended September 30, 2023, which consisted of (i) proceeds from issuance of common stock and warrants, net of offering costs, of $42.1 million, and (ii) proceeds from the issuance of notes payable of $0.4 million; partially offset by (iii) payments of notes payable modification fees of $0.2 million and (iv) payments of finance lease obligations of $0.1 million. Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2022, which consisted of (i) proceeds from exercise of stock options of $0.3 million, (ii) at-the-market offering proceeds of $0.1 million net of $4,000 placement agent commissions, and (iii) proceeds from the issuance of notes payable of $0.7 million; offset primarily by (iv) payments of finance lease obligations of $0.1 million, (v) payment of debt issuance costs of $30,000, and (vi) payment of deferred offering costs of $0.1 million.

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

Common Stock Sales Agreement

During the nine months ended September 30, 2023, we sold 2,895,090 shares of Common Stock under our Equity Distribution Agreement (the “ATM Agreement”) with Canaccord, generated gross proceeds of $4.5 million, and paid commissions of $0.1 million. We did not make any sales during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022 we sold 40,000 shares of Common Stock and generated gross proceeds of $0.1 million. Commissions paid to the Placement Agents were insignificant. The issuance and sale of Common Stock by us under the ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022, and our prospectus supplement relating to the offering. On June 16, 2023, we delivered written notice to Canaccord that we were suspending and terminating the prospectus supplement (the “ATM Prospectus Supplement”) related to our Common Stock issuable pursuant to the ATM Agreement. We will not make any further sales of our securities pursuant to the ATM Agreement, unless and until a new prospectus supplement is filed. Other than the termination and suspension of the ATM Prospectus Supplement, the ATM Agreement remains in full force and effect.

Common Stock Purchase Agreement

During the nine months ended September 30, 2023, we sold 400,000 shares of Common Stock under the purchase agreement (the “Purchase Agreement”) with Lincoln Park, issued 2,893 Additional Commitment Shares, and generated proceeds of $0.4 million. We did not sell any Common Stock under the Purchase Agreement during the three months ended September 30, 2023. The issuance and sale of Common Stock under the Purchase Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, and our prospectus supplement relating to the transaction. On June 16, 2023, we delivered written notice to Lincoln Park that we were terminating the prospectus supplement (the “Purchase Agreement Prospectus Supplement”) and the offering with respect to our unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Purchase Agreement Prospectus Supplement and offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to the Contingent Earn-outs payments based on achievement of certain milestones. In accordance with ASC 815, we classified the Contingent Earn-outs as liabilities and measured them at fair value on the date of the Reverse Recapitalization. We remeasure the liabilities at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. We estimate the fair value using a Monte Carlo valuation model, which requires significant judgment. The unobservable inputs include the expected stock price volatility, the risk-free interest rate, and the expected term. As of September 30, 2023 and December 31, 2022, the unobservable inputs were as follows:

	September 30,	December 31,
	2023	2022
Expected stock price volatility	100.00%	115.00%
Risk-free interest rate	5.00%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.25	3.00

The change in fair value of the Clene Nanomedicine Contingent Earn-out resulted in a gain of $2.1 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively. The change in fair value of the Initial Stockholders Contingent Earn-out resulted in a gain of $0.3 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Convertible Notes

Pursuant to the 2021 Avenue Loan, $5.0 million of the outstanding principal is subject to the Avenue Conversion Feature. In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified this portion as convertible notes payable in the condensed consolidated balance sheets and did not separate the Avenue Conversion Feature from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of September 30, 2023 and December 31, 2022, the convertible note was carried at $4.8 million and $4.8 million, respectively.

We classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of September 30, 2023 and December 31, 2022, the convertible note was carried at $5.2 million and $5.0 million, respectively.

Common Stock Warrant Liabilities

Pursuant to an amendment to the 2021 Avenue Loan in June 2023, we issued a warrant to purchase 3,000,000 shares of Common Stock at $0.80 per share (the “New Avenue Warrant”). In accordance with ASC 815, we recognized the New Avenue Warrant as a derivative liability measured at fair value and will remeasure the New Avenue Warrant at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. As of September 30, 2023, the unobservable inputs were as follows:

September 30,
2023
Expected stock price volatility	70.00% – 110.00%
Risk-free interest rate	4.63% – 5.52%
Expected dividend yield	0.00%
Expected term (in years)	0.58 – 4.75
Probability of change of control	5.00%
Probability of dissolution	60.00%
Probability of other outcome	35.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 50,000,000 shares of Common Stock at $1.10 per share and the Tranche B Warrants to purchase 50,000,000 shares of Common Stock at $1.50 per share. In accordance with ASC 815, we recognized the Tranche A Warrant as a derivative liability measured at fair value and will remeasure the Tranche A Warrant at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. As of September 30, 2023, the unobservable inputs were as follows:

September 30,
2023
Expected stock price volatility	75.00% – 110.00%
Risk-free interest rate	4.87% – 5.50%
Expected dividend yield	0.00%
Expected term (in years)	0.75 – 2.71
Probability of NDA acceptance	30.00%
Probability of fundamental transaction	5.00%
Probability of dissolution	60.00%
Probability of other outcome	5.00%

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

June 16,
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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the nine months ended September 30, 2023 and 2022, the unobservable inputs were as follows:

	Nine Months Ended September 30,
	2023	2022
Expected stock price volatility	96.22% – 103.24%	89.57% – 98.13%
Risk-free interest rate	3.26% – 4.41%	1.65% – 3.00%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.43	5.00 – 6.98

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the nine months ended September 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A, Risk Factors of our 2022 Annual Report on Form 10-K which was filed with the SEC on March 13, 2023. Except for the risk factor disclosed below, and the risk factor disclosed in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, which was filed with the SEC on May 12, 2023, there have been no material changes to the risk factors since previously disclosed in the 2022 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

We do not satisfy all continued listing requirements of Nasdaq. There can be no assurance that we will be able to comply with the continued listing requirements of Nasdaq.

As previously disclosed, on August 1, 2023, we received a written notice (the “Notice”) from The Nasdaq Stock Market LLC that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice had no immediate effect on the listing of our Common Stock and our Common Stock will continue to be listed on Nasdaq under the symbol “CLNN.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 29, 2024, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement by January 29, 2024, we may be eligible for an additional 180-day compliance period, provided that on the 180th day of the first compliance period we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and notifies Nasdaq of our intent to cure the deficiency with the Minimum Bid Price Requirement during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance with the Minimum Bid Price Requirement when required, Nasdaq will provide written notification to us that our Common Stock is subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

We intend to actively monitor the bid price for our Common Stock between now and January 29, 2024, and will consider our available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

If Nasdaq delists our shares of Common Stock or warrants from trading on its exchange for failure to meet Nasdaq’s listing requirements, we and our stockholders could face significant material adverse consequences including:

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

CLENE INC.

Dated: November 7, 2023	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: November 7, 2023	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer