Form 10-K
period 2023-12-31
Clene Inc.
filed 2024-03-13
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $78.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $0.88 per share.

The number of shares outstanding of the Registrant’s shares of common stock as of March 8, 2024 was 128,430,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of fiscal year to which this report relates.

CLENE INC.

Annual Report on Form 10-K for the Year Ended December 31, 2023

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding our future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our future financial performance, including our ability to continue as a going concern;

●	our plans and strategies to raise additional funding;

●	the clinical results of our drug candidates;

●	the likelihood of commercial success for our drug candidates;

●	our plans and strategies to obtain and maintain regulatory approvals of our drug candidates;

●	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets, either alone or in combination with others;

●	changes in the market for our drug candidates;

●	expansion plans and opportunities; and

●	other factors detailed under the section entitled “Risk Factors.”

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our substantial dependence on the successful commercialization of our drug candidates, if approved, in the future;

●	our inability to maintain the listing of our common stock, $0.0001 par value (“Common Stock”) on the Nasdaq Capital Market (“Nasdaq”);

●	our significant net losses and net operating cash outflows;

●	our ability to demonstrate the efficacy and safety of our drug candidates;

●	the clinical results for our drug candidates, which may not support further development or marketing approval;

●	actions of regulatory agencies, which may affect the initiation, timing, and progress of clinical trials and marketing approval;

●	our ability to achieve commercial success for our drug candidates, if approved;

●	our ability to obtain and maintain protection of intellectual property for our technology and drug candidates;

●	our reliance on third parties to conduct drug development, manufacturing, and other services;

●	our limited operating history and our ability to obtain additional funding for operations and to complete the licensing or development, and commercialization of our drug candidates;

●	the impact of epidemics, pandemics, and the ongoing conflicts between Ukraine and Russia and Israel and Palestine on our clinical development, commercial, and other operations;

●	changes in applicable laws or regulations;

●	the effects of inflation;

●	the effects of staffing and materials shortages;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors.”

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision. These risks are discussed more fully in the section entitled “Risk Factors.” These risks include, among others, the following:

●	We depend substantially on the successful commercialization of our drug candidates in the future, which may fail to materialize or may experience significant delays.

●	We currently do not generate any revenue from the commercial sales of drug candidates and we may not become profitable when expected, or at all.

●	We have incurred significant net losses and net operating cash outflows since our inception and expect to continue to incur significant net losses for the foreseeable future.

●

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce, or terminate our drug development or commercialization efforts.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, and prospects.

●	We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

●	We may encounter difficulties in managing our growth and expanding our operations successfully, which could adversely affect our business, financial condition, results of operations, and prospects.

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

●	Delays in completing and receiving regulatory approvals for our manufacturing facilities could delay our development plans or commercialization efforts, which could harm our business.

●	Damage to, destruction of, or interruption of production at our manufacturing facilities would negatively affect our business and prospects.

●	Significant or sustained inflation could adversely affect our business, financial condition, and results of operations.

●	Our future success depends on our ability to retain key executives and to attract, train, retain, develop, and motivate qualified and highly skilled personnel.

●

Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, which could also cause material adverse effects on the business and operations of third parties on which we rely.

●	There is significant uncertainty associated with our drug candidates and their viability as a commercial product.

●	We have not previously obtained any regulatory approval for a drug candidate and we may be unable to obtain or may be delayed in obtaining regulatory approval for any of our drug candidates.

●

Preclinical and clinical development of drug candidates involves a lengthy and expensive process with an uncertain outcome, and we are unable to predict if or when we will successfully develop or commercialize any of our drug candidates.

●

Clinical trials of our drug candidates may fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, or may not otherwise produce positive results, which may cause us to incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

●

If we are not able to obtain, or experiences delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

●

Any of our drug candidates, if approved, would continue to be subject to ongoing or additional regulatory obligations and regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug candidates.

●

Even if we are able to commercialize any approved drug candidates, the drugs may become subject to national or other third-party reimbursement practices or unfavorable pricing regulations, which could harm our business.

●

Our drug candidates, if approved in the future, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the drug candidate may be smaller than we estimate.

●

As a company, we have no experience in launching and marketing drugs. If we are unable to develop sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements or arrangements with third parties, we may not be successful in commercializing any drugs, if approved, or generating drug candidate sales revenue.

●	We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

●

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

●	We do not satisfy all continued listing requirements of Nasdaq. There can be no assurance that we will be able to comply with the continued listing requirements of Nasdaq.

●	The price of our Common Stock may be volatile.

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

Our patent-protected, proprietary position affords us the potential to develop a broad and deep pipeline of novel CSN therapeutics to address a range of diseases with high impact on human health. We innovated an electro-crystal-chemistry drug development platform that draws from advances in nanotechnology, plasma and quantum physics, material science, and biochemistry. Our platform process results in nanocrystals with faceted structures and surfaces that are free of the chemical surface modifications that accompany other production methods. Many traditional methods of nanoparticle synthesis involve the unavoidable deposition of potentially toxic organic residues and stabilizing surfactants on the particle surfaces. Synthesizing stable nanocrystals that are both nontoxic and highly catalytic has overcome this significant hurdle in harnessing transition metal catalytic activity for therapeutic use. Our clean-surfaced nanocrystals exhibit catalytic activities many-fold higher than other commercially available nanoparticles, produced using various techniques, that we have comparatively evaluated.

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

●

Innovation focused.  There are a significant number of diseases with a high impact on human health that have proven exceedingly challenging for traditional small-molecule or biologic drug development approaches. Our approach involves the innovation of highly catalytically-active therapeutic nanocrystals with novel mechanisms of action that result from proprietary advances in nanotechnology, plasma and quantum physics, biochemistry, and materials science. This platform affords us the ability to make new drug modalities targeting a wide range of diseases that have eluded intervention using traditional small molecule or monoclonal antibody approaches.

●

Scientifically driven.  Clear scientific rationale and sound experimental design drive our discoveries, from basic science to clinical trials. We believe we have established ourselves as an industry leader in position for the development of therapeutic catalytic nanocrystals. We have deep knowledge of the chemical properties, safety profiles, and catalytic abilities of transitional metal nanocrystals and have proven abilities to produce concentrated, stable, highly active, clean-surfaced nanocrystal suspensions using efficient, “green,” scalable processes. In so doing, we are establishing new classes of nanotherapeutics with the potential to address some of the most serious diseases affecting human health.

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

Our innovation of CSN therapeutic candidates places us at the forefront of novel drug development for a host of high impact, high unmet need human diseases. As we lead the development of CSN therapeutics, our business strategy can be encapsulated by the following:

●

First mover advantage.  We believe that our proprietary knowledge of the processes needed to manufacture clean-surfaced, highly faceted, catalytically active nanocrystals, and of the resulting toxicological and physicochemical properties associated with these nanocrystals, places us in a leadership position in the innovation and development of new candidate therapeutics for diseases that have proven to be extremely difficult to target using traditional methods.

●

Wide range of applicability.  Energy metabolism is a fundamental mechanism in all living cells, and CSN therapeutics that improve cellular energetic production and utilization have the potential to be applied to many different disease states and cell types. An advantage of this approach is that a single drug candidate can be developed to hit multiple targets in multiple diseased cell types, presently being investigated across multiple clinical trials with our lead asset, CNM-Au8®, a catalytically-active gold nanocrystal suspension. We continue to explore ways in which the unique mechanisms of action of CSN therapeutics can be applied across different diseases.

●

Flexibility and tunability.  Catalytic activities are determined by the shape, faceting, size, and chemical composition of nanocrystals. Our CSN platform has demonstrated flexibility in its ability to make, for instance, both pure gold and gold-platinum nanocrystals of consistent and reproducible shapes and sizes, in addition to making solutions of ionic zinc and silver. Because of the ease with which new single elemental and composite nanocrystals can be made of varying shapes and sizes using our proprietary techniques, we plan to continue developing a wide range of CSN therapeutics to generate a deep pipeline of drug candidates to treat a host of different diseases.

Drug Candidates

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

●

CNM-Au8, our lead asset, is a highly concentrated aqueous suspension of catalytically-active, clean-surfaced, faceted gold nanocrystals. CNM-Au8’s mechanism targets mitochondrial dysfunction by catalyzing the production of a key metabolite, nicotinamide adenine dinucleotide (“NAD+”), that drives energy in the form of adinosine triphosphate (“ATP”) production in diseased cells. In addition, the catalytic activity of CNM-Au8 has been shown to have potent anti-oxidant effects. In this manner, treatment with CNM-Au8 is hypothesized to help neurons circumvent programmed cell death pathways that are triggered by energetic deficits, oxidative stress, and accumulation of misfolded proteins common to neurodegenerative diseases. CNM-Au8 is therefore hypothesized to act as a neuroprotective and remyelinating therapy in neurodegenerative disease states by: (1) driving, supporting, and maintaining beneficial metabolic and energetic cellular reactions within diseased, stressed, and/or damaged cells, (2) directly catalyzing the reduction of harmful, reactive oxygen species (“ROS”), and (3) promoting protein homeostasis via activation of the heat shock factor-1 pathway, recognized to dampen the cytotoxicity caused by misfolded and denatured proteins, which are known to occur ubiquitously in neurodegenerative diseases. We believe that CNM-Au8 is the only drug candidate in development with these unique catalytic mechanisms of action using gold nanocrystals.

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

Dietary Supplements

Our patented electrochemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents.

Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc. (“dOrbital”), or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, and related party. These include:

●

rMetx™ (ZnAg Immune Boost) by dOrbital, is an aqueous zinc-silver ion dietary (mineral) supplement made using our electrochemistry manufacturing platform with bioactive immune-supporting properties. rMetx is sold through dOrbital, and a substantially similar product under the tradename, Zinc Factor™, is sold by 4Life under a supply agreement.

●

KHC46 (Gold Factor™) by 4Life, is an aqueous gold dietary (mineral) supplement of very low-concentration Au nanoparticles produced using our electrochemistry manufacturing platform. KHC46 has different production methods and uses different devices resulting in different physiochemical properties from our lead drug candidate, CNM-Au8. KHC46 is licensed exclusively to 4Life for worldwide marketing and distribution.

Clinical Development Pipeline

We have completed clinical trials in ALS, MS, and PD and have several ongoing or completed clinical trial extensions and expanded access programs (“EAPs”):

●

Amyotrophic Lateral Sclerosis.  We completed the following clinical programs in ALS: (i) the HEALEY ALS Platform Trial, a Phase 2 clinical trial to evaluate the safety and efficacy of CNM-Au8 in patients with ALS; and (ii) RESCUE-ALS, a Phase 2 proof-of-concept clinical trial to evaluate the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in patients with early symptomatic ALS. Long-term open-label extensions (“OLE”) of both the HEALEY ALS Platform Trial and RESCUE-ALS are ongoing. We also support compassionate use EAPs for patients with ALS, including (i) an EAP launched in partnership with the Sean M. Healey & AMG Center (“Healey Center”) for ALS at Massachusetts General Hospital, which is closed to new enrollment but remains ongoing for current participants, (ii) a second EAP launched in partnership with Massachusetts General Hospital that includes centers across the United States (“U.S.”) and will enroll up to 200 participants, and (iii) an upcoming EAP in collaboration with Columbia University and Synapticure, a neurology specialty telehealth clinic, which will be funded by a four-year grant from the National Institute of Neurological Disorders and Stroke, a division of the National Institute of Health.

●

Multiple Sclerosis.  We completed the following clinical programs in MS: (i) the first dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial which demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites, with a second dosing cohort currently ongoing in participants with non-active progressive MS; (ii) VISIONARY-MS, a Phase 2 clinical trial for the treatment of visual pathway deficits in chronic optic neuropathy to assess the efficacy, safety, tolerability, and pharmacokinetics of CNM-Au8 for remyelination in stable relapsing MS; and (iii) an open-label long-term extension (“LTE”) of VISIONARY-MS for participants in Australia with follow-up through 144 weeks from randomization.

●	Parkinson’s Disease. We completed REPAIR-PD, an open-label, investigator blinded Phase 2 clinical trial which demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites.

The chart below reflects the respective stages of clinical programs.

Our CSN Therapeutics Platform

We have developed a new pharmaceutical technology, CSN therapeutics. By uniting concepts from electrochemistry, nanotechnology, plasma and quantum physics, material science, and biochemistry, we have created and refined a proprietary electrocrystallization method that results in single component or multiple component nanocrystals of the transition elements that are clean-surfaced, highly faceted, and biologically catalytically active (see Figure 1 for example nanocrystals). These nanocrystals can be concentrated as aqueous suspensions and orally administered. We are also able to produce ionic solutions of various transition elements utilizing our electrochemistry manufacturing platform. Once in the gastrointestinal system, nanocrystals pass into the blood stream and accumulate in organs such as the liver, kidneys, and spleen, with lower amounts crossing the blood-brain barrier and reaching the brain, spinal cord, and cerebrospinal fluid. Nanocrystals can remain active within the body for days before they are eliminated via the hepatobiliary-fecal system as well as via the urinary system.

Once inside the body, CSN therapeutics cross cellular membranes and enter cells where they directly donate and receive electrons within biological systems. In this way, each nanocrystal acts as a potent catalyst which can drive, support, and maintain beneficial metabolic and energetic cellular reactions within diseased, stressed, and damaged cells. We believe these catalytic, nanocrystal-based therapeutic drugs represent a novel approach to drug development, substantially different from the standard paradigm of small-molecule drugs and large-molecule biologics. Unlike traditional pharmacological approaches, which are limited to single targets or specific signaling pathways, our technology platform has produced metallic nanocrystals that are beneficial through multi-modal activities in multiple cell types across multiple diseases. By utilizing cellular catalysts to support energetic reactions within cells, we believe this technology represents a revolutionary advance in the treatment of the underlying pathophysiology of neurodegeneration and related diseases associated with energetic failure.

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

Several industrial uses of metal nanocrystals have been discovered, but to our knowledge, we believe we are the only company currently developing catalytically-active nanocrystals to directly modulate biological systems as therapeutic drug candidates. Prior to our invention of the CSN therapeutic platform, the methods employed to make stable nanoparticles required the use of organic solvents or capping agents, which would contaminate the surfaces of the nanoparticles and were substantially difficult to remove. Multiple conflicting reports exist in scientific literature regarding the toxicity of these nanoparticles, ranging from reportedly non-toxic to highly toxic to living organisms. We believe this lack of consistency may have been due to the varying degrees to which different nanoparticle preparations were contaminated with organic reagents, leading to observed toxic effects. Because our electrocrystal chemistry method does not involve the use of any organic solvents or reduction chemicals, we have observed that our nanocrystals possess substantially higher catalytic activity in living organisms than those reported for nanoparticles made using other methods. Nonclinical toxicology studies completed with our lead asset, CNM-Au8, have demonstrated no adverse effect levels (“NOAELs”) up to maximum feasible dosing levels.

Transition metal nanocrystals are surface catalysts. Unlike enzymes, which are protein catalysts that lower activation energies using active site binding pockets, metal nanocrystals carry out their catalytic activities on their surfaces, where they act as exceptionally efficient electron donors and receivers. For this reason, unmodified, clean surfaces that are free of contaminating chemicals are extremely important for catalytic activity. The facets and vertices of the nanocrystals serve as the surface areas where electron exchange can take place. Metal nanocrystals have been shown to have a variety of different catalytic activities, from superoxide dismutase, peroxidase, and catalase-like activities for reducing ROS, to reactions involving the oxidation of glucose, ascorbic acid, or the energetic metabolite nicotinamide adenine dinucleotide (“NAD”). Figure 2 shows an illustration of catalysis, with a single gold nanocrystal converting molecules of nicotinamide adenine dinucleotide hydride (“NADH”) in the background into NAD in the foreground. Gold nanocrystals have been described as electron reservoirs because their surfaces can both readily accept and donate thousands of electrons per second in order to catalyze biochemical reactions, allowing them to accelerate reaction rates to extraordinarily high levels. For example, the conversion of NADH to NAD is usually very slow at room temperature, but upon addition of our gold nanocrystal suspension, CNM-Au8, we have observed the very rapid conversion of NADH into NAD. Importantly, the NAD reaction drives ATP production in both the mitochondrion as well as in the cytoplasm, via a reaction called glycolysis. ATP is the universal currency of energy in all living things; without the ability to convert NADH to NAD and vice versa, cells would be quickly depleted of ATP energy stores and die. CSN therapeutics capture the natural, extraordinary catalytic activities of faceted, clean-surfaced nanocrystals to produce metabolites of high energetic or protective value to the cell.

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

Our Focus on Central Nervous System Disorders

Over the past several decades, traditional small molecule and biologic drug development approaches have suffered serious setbacks in the attempts to address nervous system disorders. A likely contributor to these setbacks is the multifactorial mechanisms underlying nervous system disorders themselves, which are sufficiently complex they may not be amenable to “one drug-one target” disease modification. In the face of these failures, we believe our new paradigm of nanocrystal drug development, producing novel drugs with unique catalytic, multi-modal mechanisms of action, is advantageous.

Multiple lines of evidence now point to energetic failure as a key contributor to neurodegenerative disease. Neurons, and their associated support cells, in particular oligodendrocytes (“OLs”), are amongst the highest energy-consuming cells in the body: the brain represents only two percent of human body weight, yet it consumes over twenty percent of the body’s metabolic energy. As humans age, the ability of cells to convert food into energy in the form of ATP becomes less efficient. Eventually, the nervous system’s demand for ATP surpasses the cells’ ability to supply it, and consequently neurons begin to fail and die. Genetic and environmental factors determine which neuronal types are most susceptible to energetic failure in any individual. In PD, dopaminergic and other neuronal cell types manifest mitochondrial failure, leading to impaired energy production. In ALS, mitochondrial dysfunction is considered a hallmark of both sporadic and familial ALS, and several genetic causal variants of ALS have been linked to dysregulated neuronal energy metabolism. In MS, the cells capable of remyelinating damaged axons have been shown to be under metabolic stress, rendering them incapable of undergoing the energetically demanding process of repairing damaged myelin. Pathophysiology supports the need for increased energy production and utilization to protect neuronal health and slow neurodegenerative disease progression.

Our preclinical work has shown that CNM-Au8 nanocrystals cross the blood-brain barrier to potentially protect multiple central nervous system cell types, with demonstrated benefits including: OLs receive an energetic boost sufficient to drive myelin production, and dopaminergic, hippocampal, and cortical neurons improve energy production and utilization sufficient to enhance survival and maintain function in response to multiple disease-relevant stressors. Human astrocytes derived from patients with ALS have the capacity to kill motor neurons when grown in a co-culture, and these motor neurons exhibit markedly reduced toxicity when co-cultures are treated with CNM-Au8. By their very nature, faceted, clean-surfaced nanocrystals with catalytic capabilities circumvent many of the challenges that have previously plagued pharmaceutical drug development for central nervous system disorders. Importantly, their catalytic mechanism produces several useful energetic metabolites while reducing the presence of harmful ones. These mechanisms are well suited to address the complex failures that occur in neurodegenerative diseases on multiple levels and within multiple central nervous system cell types.

We believe the innovation of CSN therapeutics positions us to address the most significant challenge posed by numerous central nervous system diseases. Unlike the “one drug—one target” model, faceted clean-surfaced nanocrystals act by multiple mechanisms to enhance mitochondrial function, while simultaneously and independently reducing oxidative stress and stimulating protein homeostasis inside central nervous system cells. Each nanocrystal is capable of exchanging thousands of electrons per second, potentially addressing deficits in diseased central nervous system cells in a manner that does not further deplete the cells of their internal energy stores. We believe our studies show that CSN therapeutics support the cells of the central nervous system with the basic building blocks of energy they require to function normally, thereby replenishing cellular energetic deficiencies.

CNM-Au8 and Restoration of Energetic Metabolism in ALS, MS, and PD

Mechanism of Action

CNM-Au8 is a concentrated, orally-delivered suspension of pure gold nanocrystals in pharmaceutical grade water buffered with sodium bicarbonate. A single 60 ml dose at 30 mg contains over one hundred trillion nanocrystals. The median feret diameter of CNM-Au8 nanocrystals is approximately 13 nanometers with each nanocrystal consisting of an estimated average of 70,000 gold atoms. CNM-Au8’s mechanism targets mitochondrial dysfunction by catalyzing the production of NAD+, a key metabolite that drives energy in the form of ATP production in diseased cells. In addition, the catalytic activity of CNM-Au8 has been shown to have potent anti-oxidant effects. In this manner, treatment with CNM-Au8 is hypothesized to help neurons circumvent programmed cell death pathways that are triggered by energetic deficits, oxidative stress, and accumulation of misfolded proteins common to neurodegenerative diseases. CNM-Au8 is therefore hypothesized to act as a neuroprotective and remyelinating therapy in neurodegenerative disease states by: (1) driving, supporting, and maintaining beneficial metabolic and energetic cellular reactions within diseased, stressed, and/or damaged cells, (2) directly catalyzing the reduction of harmful ROS, and (3) promoting protein homeostasis via activation of the heat shock factor-1 pathway, recognized to dampen the cytotoxicity caused by misfolded and denatured proteins, which are known to occur ubiquitously in neurodegenerative diseases. This unique mechanism of action is summarized in Figure 3.

Figure 3. Catalytic Biological Mechanism of Action

Figure 3. CNM-Au8-mediated catalysis increases intracellular NAD and ATP production and decreases oxidative stress. These catalytic activities enhance mitochondrial function and lead to a cascade of enhanced disease responses in neurons, OLs, and astrocytes – cell types that are extremely vulnerable to energetic deficiencies. CNM-Au8 thereby mediates remyelination and neuroprotective effects in neurodegenerative diseases such as ALS, MS, and PD.

One of the key metabolites catalyzed by CNM-Au8 is the oxidized form of NAD, NAD+ (Fig. 4). NAD+ and its reduced partner NADH are vital for driving cellular energy ATP-generating reactions in living cells (Fig. 4A). Brain imaging studies have shown the ratio of NAD+ to NADH typically decreases with aging. Lowered NAD+ levels in both the blood and brain have been associated with neurological diseases such as schizophrenia, MS, PD, and Huntington’s disease. Boosting NAD+ activity in neurodegenerative disease preclinical models has consistently demonstrated beneficial anti-aging and neuroprotective effects. CNM-Au8 exhibits higher catalytic activity for directly oxidizing NADH into NAD than any other commercially available gold nanoparticle we have tested (Fig. 4C, D). We have shown that treating cultured nervous system cells with CNM-Au8 increases their cellular pools of NAD+ and ATP, demonstrating that CNM-Au8 increases the energetic capacity of central nervous system cells (Fig. 4E, F). This optimization of ATP (Fig. 4F) allows OLs to increase myelin production, as well as help numerous other types of central nervous system cells resist environmental and disease-related stressors that would otherwise cause them to die.

The statistical analyses shown in Figure 4 were conducted by one-way analysis of variance (“ANOVA”) to compare means of each treatment group to mean of the vehicle control (corrected for multiple comparisons). The p-value (Fig. 4E, F) represents the probability of obtaining test results at least as extreme as the results observed in the assay, under the general assumption that there is no difference between the groups (the null hypothesis). The lower (smaller) the p-value, the greater the statistical significance of the observation, and the less likely the null hypothesis is true. The scientific community and regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”), conventionally regard p-values of 0.05 or less to be significant when replicated in independent clinical trials. Consistently statistically significant preclinical results, such as those described here, are used to support investigative New Drug Applications (“NDAs”) to investigate the clinical effects of an investigational product.

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

Figure 6. Reduction in Misfolded Protein Aggregates

Figure 6. shows the dose-dependent reduction of three different types of protein aggregates in dopaminergic and spinal motor neurons that are typically found in PD (Fig. 6A), sporadic and familial ALS cases (Fig. 6B), and familial SOD1 ALS cases (Fig. 6C). In each of these assays, there was a concomitant dose-dependent increase in neuron survival and preservation of neurite network with CNM-Au8 treatment. These results demonstrate that CNM-Au8 reduces the quantity of toxic protein aggregates in in vitro models representing different neurodegenerative diseases. Group means plotted +/- SEM. * p < 0.05; ** p < 0.01; *** p < 0.001; **** p < 0.0001; treatment vs. vehicle, one-way ANOVA corrected for multiple comparisons.

In summary, CNM-Au8 exhibits a novel mechanism of action via its catalytic activities, involving:

(1)	enhancement of energetic metabolism via increased production of NAD+ and ATP;

(2)	reduction of oxidative stress; and

(3)	enhancement of proteostatic, autophagic responses that reduce accumulation of toxic protein aggregates that are hallmarks of neurodegenerative diseases.

Safety and Tolerability of CNM-Au8

Standard ICH M3(R2) toxicology studies were conducted on CNM-Au8 in four animal species, which yielded no toxicity findings resulting in NOAEL findings up to maximum feasible dosing. We completed a Phase 1 First-In-Human study of CNM-Au8 in 2016 to demonstrate it was safe for further clinical development, and to assess the pharmacokinetic profile at different dosing concentrations. The Phase 1 First-In-Human study of CNM-Au8 was a randomized, placebo-controlled, double-blind, escalating single- and multiple-dose study to evaluate the safety, tolerability, and pharmacokinetics of CNM-Au8 in healthy human volunteers. The study had two phases: a single-ascending dose (“SAD”) phase, where 40 subjects were randomized to CNM-Au8 (n=30) or placebo (n=10) at a 3:1 ratio in single dose escalating cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, or 90 mg, with follow-up study duration for each subject of 17 days; and a multiple-ascending dose (“MAD”) phase, where 46 subjects were randomized to CNM-Au8 (n=35) or placebo (n=11) in multiple dose cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, and 90 mg, with the duration of treatment at 21 days and follow-up of each subject at up to 50 days. The SAD phase was conducted first followed by the MAD phase of the study.

Pharmacokinetics analyses from the MAD phase showed that at the end of 21 days, the maximum concentration of gold in blood was determined to be 1.53 ng/mL, 1.98 ng/mL, 2.35 ng/mL, and 3.33 ng/mL for each group dosed with 15, 30, 60, or 90 mg, respectively. Pharmacokinetics analyses of the Phase 1 results demonstrated that CNM-Au8 has a half-life of 14-21 days. The end-of-study drug exposure levels in humans either matched or exceeded the equivalent exposure that demonstrated neuroprotection and remyelination efficacy in animal models.

Safety assessments revealed no significant findings. All doses used in the study were determined to be well-tolerated based on the frequency of reported treatment emergent adverse events (“TEAEs”). TEAEs occurred more frequently on placebo (86%) than in the CNM-Au8 dosing groups in both the SAD and MAD phases combined (75%). No subjects discontinued the study due to TEAEs and no SAEs were reported across any treatment group. The most frequently reported TEAEs were almost entirely of Grade 1 (mild) severity and transient. The most frequently reported TEAEs consisted of headaches, somnolence, fatigue, abdominal pain, diarrhea, nausea, and dizziness. We have continued to accumulate human safety exposure in our Phase 2 clinical trials and OLEs, LTEs, and EAPs (see “Overview—Clinical Development Pipeline” above). To date, we have not observed concerning or dose-limiting safety signals.

Amyotrophic Lateral Sclerosis

ALS Market Opportunities

ALS is the most prevalent adult-onset, progressive, and fatal neurodegenerative disorder of the neuromuscular system, affecting approximately 30,000 patients in the U.S. and over 200,000 patients worldwide, with an average life expectancy of only three to five years after initial diagnosis. ALS involves the progressive degeneration of motor neurons in the spinal cord and the brain, which are responsible for controlling voluntary muscle movement. This progressive loss of motor neurons leads to muscle weakness, loss of muscle mass, inability to control movement, and paralysis. The onset of disease for the majority of individuals with ALS occurs between the age of 40 and 60 and is more common in men. After the age of 65, the difference in incidence between males and females decreases. We estimate that global ALS sales will be greater than $1 billion by 2029.

ALS Current Therapies and Limitations

Current ALS treatment therapies are largely palliative, aiming only to provide temporary relief from symptoms without addressing the underlying disease progression. For example, one approach to the loss of respiratory function, which is the most common cause of ALS-related death, is non-invasive ventilation. Despite the great need for an effective disease-modifying treatment, and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. Four therapeutic agents have been approved by the FDA for the treatment of ALS: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; tofersen, an antisense oligonucleotide (for SOD1-ALS); and sodium phenylbutyrate and taurursodiol, an apoptosis inhibitor. However, these treatments are acknowledged to have limited disease-modifying effects and do not substantially halt or reverse the progressive nature of the disease: Riluzole extends participant lifespans by an average of only two to three months; edaravone slows the decline of the ALSFRS-R score, a clinical measure of functional decline, in only a small subset of participants at an early stage of disease; tofersen slows decline of certain clinical outcomes in patients with SOD1-ALS, which represents only a small percentage of ALS cases; and sodium phenylbutyrate and taurursodiol slowed the decline of the ALSFRS-R score and had longer median overall survival in a limited exploratory analysis in a Phase 2 trial, but in a subsequent Phase 3 trial did not demonstrate a statistically significant treatment benefit as measured by the ALSFRS-R score and quality of life patient-reported outcome assessments, including overall survival and respiratory function. The commercial promotion of sodium phenylbutyrate and taurursodiol was paused in March 2023, with anticipated future engagement with regulatory authorities and the potential voluntarily withdrawal of the drug from the market. An urgent unmet need clearly exists for the development of safe and effective disease-modifying therapies (“DMTs”) for ALS.

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

In addition to animal models, iPSCs have emerged as a new technique for neurodegenerative disease modeling using human-derived cells. iPSCs can be generated from human skin or blood samples, and then differentiated in vitro into astrocytes and motor neurons. Using this technique, ALS patient-derived astrocytes were shown to be toxic to normal healthy human motor neurons. Introduction of CNM-Au8 to these toxic ALS patient astrocyte-motor neuron co-cultures resulted in a significant, dose-dependent rescue of human motor neurons and preservation of motor neuron neurite networks. Collectively, these results indicated that CNM-Au8 exerts motor neuron protection effects in several different models, including in response to excitotoxic stress, A-beta toxicity, and toxic astrocytes.

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

RESCUE-ALS

RESCUE-ALS was a Phase 2, randomized, double-blind, placebo-controlled trial of the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in early ALS patients. The trial was conducted over 36 weeks in 45 enrolled participants. The trial randomized participants 1:1 to treatment with CNM-Au8 at 30 mg daily or matching placebo on top of standard of care (riluzole). The primary endpoint of the trial was the percent change of the sum of Motor Unit Number Index (“MUNIX”) from baseline to week 36. MUNIX is a neurophysiological biomarker that estimates the number of functioning lower motor neurons serving selected muscles. Secondary endpoints were the change in forced vital capacity (“FVC”) and the absolute change in MUNIX values to week 36. Exploratory endpoints included multiple clinically relevant measures of ALS disease progression: ALS Functional Rating Scale Revised (“ALSFRS-R”) 6-point decline, ALS Specific Quality of Life (“ALSSQOL-SF”), and additional clinical and neurophysiology endpoints. Results were presented in November 2021 and published in eClinical Medicine in June 2023 (Vucic, S., et al. Efficacy and safety of CNM-Au8 in amyotrophic lateral sclerosis (RESCUE-ALS study): a phase 2, randomised, double-blind, placebo-controlled trial and open label extension. eClinical Medicine 60, 102036 (2023). https://doi.org/10.1016/j.eclinm.2023.102036). While the trial did not meet the primary or secondary endpoints of MUNIX and FVC at week 36, an efficacy signal was observed for the MUNIX endpoint at week 12 (p=0.057). Furthermore, in a pre-specified analysis in the subset of limb onset ALS, CNM-Au8 demonstrated a significant treatment effect in MUNIX at week 12 (p=0.0385) and a trend for improvement at week 36 (p=0.0741). Limb onset ALS accounts for approximately 70% of the ALS population. Clinically relevant exploratory endpoints through trial week 36 demonstrated significant benefits with CNM-Au8 treatment, including, slowing ALS disease progression (p=0.0125), decreasing the proportion of participants with an ALSFRS-R 6-point decline (p=0.035), and improving quality of life as measured by ALSSQOL-SF (p=0.018). In addition, CNM-Au8 treated participants consistently showed directional benefits (i.e., less decline) across measures of respiratory function and the motor function, albeit non-significantly. CNM-Au8 was found to be well-tolerated through 36 weeks of oral daily dosing. No SAEs related to CNM-Au8 treatment were reported. Treatment-emergent adverse events were predominantly mild-to-moderate in severity. The most frequently reported adverse events associated with CNM-Au8 treatment included aspiration pneumonia (n=3) and transient gastrointestinal distress (n=2).

RESCUE-ALS—Open Label Extension

In August 2023, we announced the 24-month data cut of the RESCUE-ALS long-term OLE, which represents a 24-month minimum follow-up for OLE participants from the last-patient, last-visit from the 36-week double-blind treatment period through July 2023. The 24-month data showed (i) cross-over adjusted median survival of 19.3 months using the rank-preserving structural failure time model (“RPSFTM”) (CNM-Au8 median survival of 34.2 months, placebo-adjusted median survival of 14.9 months); RPSFTM estimates the survival gained by receiving active treatment using the data from all study participants and then subtracts the benefit from ex-placebo participants switched to CNM-Au8 during the OLE to provide a comparison of CNM-Au8 versus placebo across the entire study period, and is a well-recognized method that has been used to estimate cross-over treatment effects in a recent ALS trial, and oncology and other rare disease trials; (ii) decreased risk of long-term all-cause mortality of 75% in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo, after adjusting for benefit received by placebo after switching to CNM-Au8 (hazard ratio=0.252, 95% CI: 0.106 to 0.597; bootstrap log-rank p<0.001); (iii) unadjusted median survival of 10.1 months, when not accounting for the improvement by ex-placebo treated participants who switched to CNM-Au8 at the start of the OLE (CNM-Au8 median survival of 34.2 months; placebo median survival of 24.1 months); (iv) unadjusted decreased risk of long-term all-cause mortality of 46% in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo, when not accounting for the improvement by ex-placebo treated participants who switched to CNM-Au8 at the start of the OLE (HR: 0.54, 95% CI: 0.25-1.1, log-rank p=0.09); (v) decreased risk of long-term mortality of 70% (Cox adjusted HR= 0.300, 95% CI: 0.09 to 0.79; p=0.03) in participants originally randomized to treatment with CNM-Au8 compared to matched placebo participants derived from the PRO-ACT database, which contains approximately 12,000 ALS patient records from multiple completed clinical trials; and (vi) 52% decreased risk of ALS clinical worsening events (the first occurrence of death, tracheostomy, assisted ventilation, or feeding tube placement) in the participants originally randomized to CNM-Au8 treatment versus original placebo (HR: 0.48, 95% CI: 0.23-1.0, log-rank p=0.049). CNM-Au8 was well tolerated without long term safety concerns or serious adverse events assessed as related to CNM-Au8 treatment; adverse events observed with CNM-Au8 have been characterized as transient and predominantly mild-to-moderate in severity.

HEALEY ALS Platform Trial

In September of 2019, the Healey Center for ALS at Massachusetts General Hospital selected CNM-Au8 as one of the first three drugs for inclusion in the first platform trial for the treatment of ALS. The HEALEY ALS Platform Trial is testing promising experimental therapeutics with a design that allows for the testing of multiple drugs simultaneously in order to rapidly identify and accelerate the development of novel therapies for ALS, while offering the advantages of reduced trial time, reduced costs and increased patient participation. The trial includes substantial financial support from philanthropic donors and the Healey Center, and provides access to over 50 expert ALS clinical trial sites across the U.S. from the Northeast Amyotrophic Lateral Sclerosis consortium. We contributed a direct fee to the Healey Center toward the clinical conduct of the trial and there were no additional licensing fees or milestone requirements. The Investigational New Drug (“IND”) application for the HEALEY ALS Platform Trial is held by Massachusetts General Hospital. We own all CNM-Au8 data while placebo data will be shared across the different treatment regimens within the trial. The trial was a Phase 2, multicenter, double-blind, placebo-controlled registrational clinical trial to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics of CNM-Au8 in treating ALS. Participants were randomized 3:1 between active treatment and placebo with active treatment equally distributed between low dose (30 mg) CNM-Au8 and high dose (60 mg) CNM-Au8. The primary endpoint was rate of change in ALSFRS-R score from baseline to week 24 adjusted for mortality, with secondary endpoints of combined assessment of function and survival (“CAFS”), a combined joint-rank score based on survival and change in ALSFRS-R score from baseline to week 24, changes in slow vital capacity (“SVC”), and survival (time to death or death equivalent). Exploratory endpoints included time to clinical worsening events, voice pathology measurements, and biofluid-based pharmacodynamic and metabolic markers.

We announced topline results for CNM-Au8 in October 2022: the primary endpoint of slope of change in ALSFRS-R adjusted for mortality was not statistically significant (2% slowing, 95% CI: -20% to +19%) at 24 weeks. Secondary endpoints of CAFS and SVC were also not met at 24 weeks across the combined 30 mg and 60 mg CNM-Au8 doses. The prespecified exploratory analyses of the secondary survival endpoint demonstrated a >90% reduction in risk of death alone or in risk of death/permanently assisted ventilation at 24 weeks, when adjusted for baseline imbalances in risk (p=0.028 to p=0.075, unadjusted for multiple comparisons) with the CNM-Au8 30 mg dose. These survival results were statistically consistent for the 30 mg dose between the regimen only and full analysis sets, which included shared placebo from other regimens participating in the HEALEY ALS Platform Trial (Regimens A, B, and D). This survival signal is consistent with results previously reported by Clene in the Phase 2 RESCUE-ALS trial with CNM-Au8. CNM-Au8 was well-tolerated, and no drug-related serious adverse events or significant safety findings were reported. Based on these findings, Clene selected the CNM-Au8 30 mg dose for continued development in ALS.

In March 2023, we announced exploratory results for time to clinical worsening events based on prespecified risk adjusted Cox proportional hazard analyses. Treatment with the CNM-Au8 30 mg dose was associated with a 74% decreased risk (lower hazard) of the composite endpoint of time to clinical worsening events, which included the first instance of death, tracheostomy, initiation of permanently assisted ventilation (>22 hours per day of non-invasive ventilatory support), or placement of a feeding tube (p=0.035). Treatment with CNM-Au8 was also associated with statistically significant and directional trends across all prespecified time to clinical worsening event analyses (not adjusted for multiple comparisons), including (i) 98% decreased risk of death or permanently assisted ventilation (p=0.028), (ii) 95% decreased risk of death (p=0.053), (iii) 74% decreased risk of feeding tube placement (p=0.035), (iv) 63% decreased risk of assisted ventilation (p=0.058), (v) 84% decreased risk of ALS-related hospitalization (p=0.107), and (vi) 69% decreased risk of all-cause hospitalization (p=0.065). Supportive sensitivity analyses incorporating baseline neurofilament light chain (“NfL”) levels were similarly robust and resulted in increased effect sizes and smaller nominal p-values in the same “within regimen” analyses.

In June 2023, we announced a statistically significant reduction of plasma NfL levels across all CNM-Au8 (Regimen C) participants compared to placebo (CNM-Au8 or placebo, n=161). NfL is a key blood-based biomarker of neurodegeneration and is released from neurons following axonal injury, especially in people living with ALS, where higher levels of NfL have been found to predict more rapid decline in clinical function and increased mortality risk. Surrogate biomarkers such as NfL have recently been used to support the FDA approval of a drug for the treatment of ALS. The results are based on an analysis of the plasma NfL biomarker as the least-square (“LS”) mean change of the natural logarithm (“Ln”) of the plasma NfL values with the standard error (“SE”) for the 24-week difference: CNM-Au8 = -0.024 (SE: 0.024); placebo = +0.076 (SE: 0.042); CNM-Au8 versus placebo difference = -0.100 (SE: 0.048), p=0.040. Additional sensitivity analyses showed consistent reduction in plasma NfL levels versus placebo in specific populations generally considered at greater risk of ALS disease progression, including:

●	Faster progressors (baseline pre-treatment ALSFRS-R slope >0.45 points/month (post hoc, n=107); difference of LS means on a Ln scale (SE) = -0.144 (0.058); p=0.014.

●	Definite or probable ALS diagnosis per El Escorial criteria (post hoc, n=125); difference of LS means on a Ln scale (SE) = -0.124 (0.054); p=0.023.

●	Higher mortality risk (baseline plasma NfL > median, post hoc, n=79); difference of LS means on a Ln scale (SE) = -0.150 (0.068); p=0.031.

HEALEY ALS Platform Trial—Open Label Extension

In September 2023, we announced long-term survival data from the OLE phase of the HEALEY ALS Platform Trial for patients treated with CNM-Au8 30 mg for up to 133 weeks (n=59). These post hoc results showed a statistically significant 49% decreased risk of death for the covariate risk-adjusted analyses compared to matched placebo patients through long-term follow-up from the largest U.S. clinical database of previous ALS trials, PRO-ACT (covariate adjusted hazard ratio=0.510, 95% CI: 0.263 to 0.987, p=0.046). In a pooled analysis of the HEALEY ALS Platform Trial and RESCUE-ALS, participants originally randomized to CNM-Au8 30 mg (n=82) demonstrated a statistically significant 59% decreased risk of death compared to PRO-ACT matched placebo patients through long-term follow-up (covariate adjusted hazard ratio=0.406, 95% CI: 0.220 to 0.749, p=0.004).

In December 2023, we announced a statistically significant reduction of plasma NfL levels from baseline to 76 weeks in patients randomized to CNM-Au8 30 mg compared to patients treated with placebo for 24 weeks prior to crossing over to CNM-Au8 treatment. CNM-Au8 30 mg treatment reduced plasma NfL levels compared to baseline using a mixed model with repeat measures (“MMRM”), LS means on a Ln scale for the 76-week change from baseline of plasma NfL: CNM-Au8 = -0.075 (SE: 0.053); placebo = +0.098 (SE: 0.056); CNM-Au8 30 mg versus original placebo difference = -0.173 (SE: 0.076), p=0.023. Combined analyses of both CNM-Au8 doses (30 mg and 60 mg) also demonstrated nominally significant reductions in plasma NfL, CNM-Au8 versus placebo difference = -0.144 (SE: 0.066), p=0.029. We also announced the results of long-term survival analyses under the prespecified RPSFTM to account for the effects of CNM-Au8 in participants randomized to placebo who crossed-over to treatment with CNM-Au8. Under an assumption of a constant common treatment effect from CNM-Au8, treatment with CNM-Au8 demonstrated a 60% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo, after adjusting for the estimated benefit received after switching to CNM-Au8 (Cox hazard ratio=0.40, 95% CI: 0.19 to 0.85; p=0.017). CNM-Au8 was well-tolerated, and no drug-related serious adverse events or significant safety findings were reported.

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

As of February 7, 2024, 84 participants had been enrolled in the first EAP that commenced in September 2019 with long-term exposure up to 228 weeks. Currently, 36 participants are active under the protocol. As of February 7, 2024, 179 participants had been enrolled in the second EAP that commenced in September 2021 with exposure up to 121 weeks. Currently, 153 participants are active under the protocol. An EAP provides additional safety data for FDA review and will be considered as part of the safety data package for CNM-Au8, and may provide supportive long-term safety data to support to an NDA submission in the future. Based on numerous requests from clinical trial sites, we increased the capacity of the second EAP to 200 participants with expansion to sites across the U.S. In February 2024, we announced results from two independent analyses of the pooled EAP data for CNM-Au8 30 mg compared to two independent datasets derived from PRO-ACT and the ALS/MND Natural History Consortium. The EAP dataset as of the date of the analyses was comprised of 256 participants with ALS, of which 220 EAP participants had all baseline values available for matching. These participants were matched for similar baseline characteristics compared to each non-CNM-Au8 treated control. The results in the EAP participants versus the matched controls demonstrated a significant survival benefit for each comparison:

●

CNM-Au8 EAP vs. PRO-ACT matched controls: the baseline risk-adjusted hazard ratio demonstrated a 68% decreased risk of all-cause mortality with CNM-Au8 treatment (hazard ratio=0.320, 95% CI: 0.178 to 0.575, p=0.0001).

●

CNM-Au8 EAP vs. ALS/MND Natural History Consortium matched controls: the baseline risk-adjusted hazard ratio demonstrated a 57% decreased risk of all-cause mortality with CNM-Au8 treatment (hazard ratio=0.433, 95% CI: 0.282 to 0.663, p=0.0001).

Analyses of the full dataset of 256 participants compared to the 220 matched controls also showed statistically significant survival benefits with log-rank p-values of p<0.0001 and p=0.006 for the PRO-ACT and ALS/MND Natural History Consortium matched controls, respectively.

In October 2023, in collaboration with Columbia University and Synapticure, a neurology specialty telehealth clinic, we were awarded a four-year grant totaling $45.1 million to support an EAP for CNM-Au8 treatment of ALS. The grant was awarded by the National Institute of Neurological Disorders and Stroke, a division of the National Institute of Health, under the Accelerating Access to Critical Therapies for ALS Act, which was signed into law in December 2021, with a call for increased public support of public-private partnerships that will innovate the development of, and increase access to, potential new treatments for ALS. We are currently working to sign a sub-award agreement with Columbia University, the prime awardee, prior to the commencement of the EAP.

RESTORE-ALS

We are presently planning the design of an international Phase 3 study of CNM-Au8 30 mg, RESTORE-ALS, with expert ALS clinical advisors and expect to initiate the trial in the second half of 2024, contingent upon funding. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency (“EMA”), ALS experts, and patient representatives to determine the proper path to support potential approval.

Additionally, we met with the FDA in the fourth quarter of 2023 and presented initial clinical and NfL biomarker results from our completed Phase 2 trials. We also presented the evidence of long-term survival data from these studies as well as the supportive safety data of more than 500 years of participant exposure to date without any identified safety signals (across ALS, MS, and PD). The FDA determined that the initial findings on biomarker NfL reduction from the Phase 2 trials were insufficient to support accelerated approval at that time. We are planning to provide supplemental data for further engagement with the FDA in the first half of 2024, including additional long-term clinical evidence and biomarker results of CNM-Au8’s treatment benefit in people living with ALS. We plan to demonstrate how CNM-Au8’s mechanism of action is linked to the reduction in NfL, and the association between observed NfL reductions and improved clinical outcomes in ALS patients, including increased survival time. We do not know when or if we will be able to file an NDA with the FDA which would be based on the outcome of our future meetings with the FDA and our accumulation of clinical evidence.

Multiple Sclerosis

MS Market Opportunities

MS is an inflammatory and degenerative disorder of the central nervous system affecting approximately 800,000 patients in the U.S. and an estimated 2.2 million people worldwide, and we estimate the market size to be approximately $23 billion. MS involves the immune-mediated destruction of the brain, optic nerves, and spinal cord, and results from autoimmune attacks on the myelin sheath, the protective covering wrapping the axons of neurons. When myelin is destroyed by autoinflammatory immune attacks, neurons become damaged and can ultimately die, leading to motor symptoms, cognitive disability, visual impairment and other neurological impairments.

MS typically begins between the age of 20 to 40 and is the leading cause of non-traumatic disability in young adults. Women are affected approximately three times as often as men, except in individuals with the less common, primary-progressive form of the disease, where there is no gender preponderance. MS is the most common inflammatory demyelinating disease, with a prevalence that varies considerably, from high levels in North America and Europe to low rates in Eastern Asia and sub-Saharan Africa. Despite currently available DMTs, approximately 26% of people with MS have developed a non-active, progressive form of the disease, for which there are limited approved, effective therapies, leading to significant loss of quality of life.

The diagnosis of MS is predominantly a clinical one that is aided by radiological tests (e.g., magnetic resonance imaging, or “MRI”). Other diagnostic methods include blood tests, evoked potential tests, lumbar puncture, and optical coherence tomography, which is a new technology for examining the effects of MS on the health of nerve cells and axons in the retina. Ongoing improvements in diagnostic technologies may increase the number of patients diagnosed with MS.

MS Current Therapies and Limitations

All the currently available DMTs for MS either treat the symptoms caused by MS or act to reduce the degree of autoimmune-mediated inflammation. Nearly all the current approved DMTs are approved for the treatment of relapsing forms of MS (“RMS”). They commonly act via immunosuppression or immunomodulation, and thereby act to minimize autoimmune-associated attacks on myelin. Immunomodulatory DMTs reduce the risk of having an inflammatory attack, referred to as a “relapse,” and can slow the development of disability in those patients having attacks (i.e., “active” patients). As a corollary, DMTs may possibly diminish the risk of conversion of RMS to secondary progressive MS. The newer DMTs have been shown to substantially reduce autoimmune-mediated attacks and to delay the progression of the disease in active patients. However, there are no drugs available which can reduce the ongoing loss of function (i.e., disease progression) in non-active (those no longer having attacks) MS patients. None of the approved DMTs have been shown to clinically improve remyelination of damaged and demyelinated axons in MS lesions. Currently available DMTs for the treatment of MS include: Injectable medications, Avonex (interferon beta-1a), Betaseron (interferon beta-1b), Extavia (interferon beta-1b), Copaxone (glatiramer acetate), Plegridy (peginterferon beta-1a), Rebif (interferon beta-1a), Glatiramer acetate generic equivalent (Glatiramer Acetate Injection), Glatopa (glatiramer acetate); Oral medications, Aubagio (teriflunomide), Gilenya (fingolimod), Tecfidera (dimethyl fumarate), Mavenclad (cladribine), Mayzent (siponimod); Infusion medications, Lemtrada (alemtuzumab), Novantrone (mitoxantrone), Ocrevus (ocrelizumab), and Tysabri (natalizumab). Advances in MS treatment with new B-cell depleting therapies, including ocrelizumab, have largely ameliorated inflammatory disease activity as measured by the reduction in risk of having relapses and the lack of occurrence of new gadolinium enhancing (inflammatory) lesions, as detected by MRI. However, despite the stabilization of MS disease activity in active MS patients by these agents for these MS patients, significant improvement in overall function has not been shown. Importantly, for the DMTs that have been approved to date, efficacy and safety are generally inversely correlated.

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

Potential Advantages of CNM-Au8 for MS

We believe that CNM-Au8 has the potential to be a first-in-class remyelinating and neuroprotective disease-modifying nanotherapeutic drug for MS. CNM-Au8 supports neurologic functions by enhancing energetic activities in neurons and OLs that have been attacked by the disease. Unlike the current immunomodulating MS DMTs, CNM-Au8 is thought to act to directly support neuroprotection and remyelination by improving energetics, reducing harmful ROS and inducing protective heat shock protein mechanisms. CNM-Au8 is administered orally, penetrates the blood-brain barrier, and to date has a favorable safety, tolerability, and toxicology profile. Used alternately or in conjunction with standard immunomodulatory DMTs, CNM-Au8 treatment may improve patients’ quality of life and potentially reverse disease progression because of its enhancing energetic activities in neurons and OLs that have been attacked by the disease, even in patients whose inflammatory attacks are well-controlled.

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

We investigated the ability of CNM-Au8 to address OL energetic deficits, induce remyelination, and restore functional activities and motor behaviors in a comprehensive remyelination preclinical program involving multiple in vitro and in vivo assays to determine CNM-Au8 efficacy. The peer-reviewed results were published in February 2020 (Robinson, A.P., Zhang, J.Z., Titus, H.E. et al. (2020). Nanocatalytic activity of clean-surfaced, faceted nanocrystalline gold enhances remyelination in animal models of multiple sclerosis. Scientific Reports, 10(1):1936) and the studies were fully funded by us and were the result of collaborations among academic researchers from Northwestern University, George Washington University, and various other academic consultants and our employees. In Robinson et al. (2020), in vitro experiments on primary OL precursor cells demonstrated robust induction of myelin production by CNM-Au8. RNASeq analyses of CNM-Au8 treated OL precursors cells demonstrated that multiple transcripts for known myelination genes are upregulated, and that glycolytic activity and ATP production are also increased. Several in vivo experiments were also conducted to demonstrate that orally delivered CNM-Au8 results in increased remyelination in the brains and spinal cords of animals treated with cuprizone or lysolecithin, two agents that are known to strip neurons of myelin via different mechanisms.

Both orally delivered cuprizone or stereotactically injected lysolecithin are commonly used techniques to cause demyelination of the corpus callosum or spinal cord, respectively. Cuprizone, which is administered to rodents by including this agent in their chow, is a copper chelating agent that specifically causes mature OL death within multiple brain regions, including the corpus callosum. Maximal demyelination due to cuprizone feeding typically occurs within five weeks, which can be visually monitored and quantified using transmission electron microscopy. Lysolecithin injection results in the rapid degradation of myelin within a localized area of the spinal cord, observable using Luxol Fast Blue or toluidine staining for myelin with light microscopy, or also with transmission electron microscopy of the lesion, within a day of injury, allowing for the observation of remyelination within the induced lesion within the following weeks. Remyelination of the corpus callosum or spinal cord using either technique requires the migration of surviving OL precursor cells to the sites of demyelination, differentiation of these cells into mature myelinating OLs, and rapid generation of specialized proteins and lipids for formation of new myelin membrane wraps around axons in this energetically demanding process (Robinson et al., 2020).

In Robinson et al. (2020), multiple independent in vivo remyelination assays, using either cuprizone or lysolecithin as demyelination agents, were performed to demonstrate the remyelinating ability of CNM-Au8. For example, CNM-Au8 was provided either prophylactically, at the same time as the start of cuprizone feeding, or only after two weeks of cuprizone feeding, therapeutically, in order to allow demyelination to start to take place prior to administration of CNM-Au8. In both contexts, CNM-Au8 demonstrated greater recovery of myelin in affected brain areas than vehicle-treated controls. Furthermore, animals that were provided with CNM-Au8 only after full demyelination (five complete weeks of cuprizone treatment) had taken place displayed evidence of higher levels of mature myelin marker expression in their brains than vehicle controls, indicating that CNM-Au8 was not blocking the action of cuprizone but rather inducing recovery by stimulating the differentiation of OLs. Similar results were confirmed by the lysolecithin experiments, which indicated that myelin destroyed by a completely different mechanism could be recovered with the daily oral administration of CNM-Au8 for one or two weeks after focal demyelination by lysolecithin. Treatment with CNM-Au8 significantly improved not only the quantifiable detection of myelinated axons in the brains of experimental animals, but also mouse behaviors and functional movements in the open field test and kinematic assays. For example, quantitation of the number of myelinated versus unmyelinated axons in 587 transmission electron microscope images, averaging 84 images per treatment group (with 15 mice per treatment group, 7 treatment groups total), demonstrated a statistically significant recovery of remyelinated axons in therapeutically treated animals who were dosed with CNM-Au8 by gavage compared to vehicle treated, cuprizone-fed controls (p < 0.0001 using one-way ANOVA corrected for multiple comparisons). In independent demyelination model studies using lysolecithin, lesioned animals treated with CNM-Au8 exhibited a 43% mean increase in myelinated axons within lesions post-LPC injection compared to vehicle controls (p=0.15, unpaired t-test comparing CNM-Au8 treated rats to vehicle treated controls). Finally, in a cuprizone-mediated demyelination model study of both gross and fine motor behaviors, the group of animals receiving therapeutically delivered CNM-Au8 displayed detectable improvements in behaviors in both open field and fine motor kinetics assessments. Principal component analysis of gait metrics showed no statistical difference (p=0.47) between CNM-Au8 treated, cuprizone-fed animals compared to the sham treated group, whereas there was a detectable difference in vehicle-treated, cuprizone-fed animals and sham controls (p=0.032; two-way ANOVA) by the end of study at week 6. Figure 7 shows examples of the observed induction of myelination by CNM-Au8 from selected in vitro and in vivo experiments reported in Robinson et al (2020).

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

Clinical Development of CNM-Au8 as a Disease-Modifying Drug for MS

Based on safety findings in our Phase 1 clinical trial of CNM-Au8 and our robust preclinical remyelination data, we have launched two Phase 2 clinical trials, one of which is complete, to investigate the effects of CNM-Au8 in MS patients. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 clinical trials and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the second half of 2024.

REPAIR-MS

REPAIR-MS is a Phase 2, single-center, active-only, sequential group study to demonstrate central nervous system target engagement by examining the brain metabolic effects, safety, pharmacokinetics and pharmacodynamics of orally-delivered CNM-Au8 in patients who have been diagnosed with MS in vivo within 15 years of screening. These energetic metabolites are measured non-invasively and semi-quantitatively by utilizing 31P-MRS imaging with a 7 Tesla (“7T”) MRI scanner. A full volume head coil was used to collect whole brain spectral waveforms in ~600 voxels with a spatial resolution of 2 cm3 for the following metabolites: NAD pool (both NAD+ and NADH together), α-ATP, ß-ATP, γ-ATP, phosphocreatine, extracellular and cellular inorganic phosphate, uridine diphosphate glucose, phosphocholine, phosphoethanolamine, glycerophosphocholine, and glycerophosphoethanolamine. A partial volume head coil was used in the same patient cohort to measure occipito-parietal levels of individual NAD+ and NADH phosphorous metabolites to determine the ratio of NAD+/NADH.

REPAIR-MS is being conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies, and was conducted in conjunction with the REPAIR-PD trial, with a pre-specified integrated analyses of both trials performed. REPAIR-MS was approved for clinical conduct by the FDA and commenced in January 2020, and we subsequently enrolled 13 relapsing MS participants in first dosing cohort with exposure to CNM-Au8 up to 18-weeks. REPAIR-MS is ongoing with the initiation of a second dosing cohort of up to 15 participants with non-active progressive MS. We anticipate enrollment concluding in the first half of 2024 with topline results available by the end of 2024.

Results were presented in August 2021 and published in the Journal of Nanobiotechnology in December 2023 (Ren, J., Dewey, R.B., Rynders, A. et al. Evidence of brain target engagement in Parkinson’s disease and multiple sclerosis by the investigational nanomedicine, CNM-Au8, in the REPAIR phase 2 clinical trials. J Nanobiotechnol 21, 478 (2023). https://doi.org/10.1186/s12951-023-02236-z). The pre-specified integrated analyses of REPAIR-MS and REPAIR-PD demonstrated a statistically significant increase in the primary endpoint, the mean change in the brain NAD+/NADH ratio (the ratio of the oxidized to reduced form of NAD), of 0.589 units (+10.4%) following 12 weeks of treatment with CNM-Au8 (p=0.037, paired t-test). Key secondary endpoints for the integrated analyses, mean change from baseline in the in the NAD+ and NADH fractions of the total NAD pool, were concordant with the primary endpoint, demonstrating the NAD+ fraction increased and the NADH fraction decreased (p=0.0264, paired t-test). The independent results for REPAIR-MS also demonstrated consistent trends toward improvement in the primary and secondary endpoints, although neither REPAIR-PD nor REPAIR-MS independently reached a level of statistical significance: the mean change in the brain NAD+/NADH ratio was 0.830 units (+14.3%) following 12-weeks of treatment with CNM-Au8 (p=0.145, paired t-test), and the secondary endpoint of mean change from baseline in the NAD+ fraction of the total NAD pool increased and the NADH fraction decreased (p=0.1157, paired t-test). Analyses of pre-specified exploratory endpoints demonstrated that homeostatic equilibrium was achieved across essential energetic metabolites, including ATP, cellular phosphorous (“Pi(in)”), phosphocholine, and phosphorylation potential index (“ß-ATP/ADP*Pi(in)”). For these metabolites and indices, the percent change from baseline to the week 12 end-of-treatment was significantly inversely correlated with baseline levels, such that participants with relatively lower baseline levels demonstrated increases, and subjects with relatively higher baseline levels demonstrated a re-balancing effect with levels decreased to the baseline population mean. This relationship was observed both on an integrated basis across the two trials and independently in both REPAIR-PD and REPAIR-MS. TEAEs were rated as mild and transient. No SAEs were reported and no participants experienced clinically significant laboratory abnormalities. The results of REPAIR-MS and REPAIR-PD robustly demonstrate target engagement in the brains of MS and PD patients and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites.

VISIONARY-MS

The VISIONARY-MS clinical trial, launched in December 2018, was a double-blind, randomized, placebo-controlled Phase 2 trial, which evaluated the efficacy and safety of two doses of CNM-Au8 as a remyelinating and neuroprotective treatment in people who have stable RMS with chronic visual impairment. Enrolled participants had chronic optic neuropathy, defined as visual impairment with no episodes of acute optic neuritis within the six months prior to enrollment, and stable (non-active) disease, defined as no MS relapses within the three months prior to entry. Concomitant immunomodulatory MS DMTs were allowed. Participants were randomized to low-dose CNM-Au8 (15 mg/day), high-dose CNM-Au8 (30 mg/day), or matching placebo. The primary endpoint was improvement in low contrast letter acuity (“LCLA”) from baseline to week 48. Exploratory endpoints included OCT, multi-focal visual evoked potential (“mf-VEP”) amplitude & latency, full field-VEP amplitude & latency, MRI endpoints, visual function (high contrast) and QOL/Expanded Disability Status Scale (“EDSS”).

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

In the VISIONARY-MS trial plan, all participants were to have remained in the double-blind, placebo-controlled treatment period through week 48. However, as announced in February 2022, the trial was stopped prematurely due to COVID-19 pandemic operational challenges and some participants did not complete 48 weeks of treatment, but nearly all participants completed at least 24 weeks of treatment. Double-blind, placebo-controlled data was generated for most patients in the trial through week 48, improving the trial’s ability to assess the long-term effects of CNM-Au8 on clinical endpoints. The TGA, Health Canada, and the FDA all approved conduct of the trial. As a result of the trial ending prematurely, enrollment was limited to 73 out of 150 planned participants. Due to the limited enrollment, the threshold for significance was pre-specified at p=0.10 prior to database lock and submitted to the FDA as part of the statistical analysis plan. The primary analysis was conducted in a modified intent to treat (“mITT”) population, which censored invalid data. The mITT population excluded data from a single site (n=9) with LCLA testing issues and the timed 25-foot walk data from one subject with a change in mobility assist device at a different site. The ITT results, which included the non-valid data, were directionally consistent with the mITT results, although the ITT results were not significant.

We announced results from VISIONARY-MS in August 2022. The mITT population from baseline to week 48 demonstrated clinically-relevant, exposure-related mean standardized improvements in the primary endpoint, LCLA in the clinically affected eye (LS mean difference, 3.13; 95% CI: -0.08 to 6.33, p=0.056), as well the secondary endpoint of modified MS Functional Composite sub-scales (“mMSFC”), including mMSFC mean standardized change (LS mean difference, 0.28; 95% CI: 0.05 to 0.51, p=0.0197) and the mMSFC average rank score (LS mean difference, 12.94; 95% CI: 3.46 to 22.42, p=0.0083); and the secondary endpoint of time to first repeated clinical improvement to week 48 (45% versus 29%, log-rank p=0.3991). The integrated composite of the mMSFC sub-scales included Symbol Digit Modalities Test (“SDMT,” cognition), 9-Hole Peg Test (“9HPT,” upper extremity function), and Timed 25-foot Walk (“T25FWT,” gait) in the population as a whole. These analyses compared changes in mMSFC scores over the trial treatment period to the baseline values of trial participants with mild disease, as defined by Baseline EDSS scores of 1.5 or less. The baseline scores for these participants were chosen as a comparator because they demonstrated less neurological impairment than those of the overall trial population, providing a valid comparator group to evaluate change over time in the total trial population. Changes in the four MSFC sub-scales (LCLA, SDMT, 9HPT, and T25FW) were compared to baseline scores of this comparator group with mild disease from baseline to week 48. These comparisons were performed at each trial time-point (weeks 12, 24, 36, and 48). At each visit, the overall trial population (randomized 2:1 active CNM-Au8 to placebo) showed notable, exposure-related improvements in mean in overall MSFC scores and key MSFC sub-scales compared to the comparator group (mixed-effects model; p < 0.0001 versus baseline).

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

Figure 8. Results of VISIONARY-MS

Safety data from VISIONARY-MS indicate that CNM-Au8 was well-tolerated with most adverse events characterized as transient and mild to moderate in severity. No SAEs related to the investigational product (e.g., placebo, CNM-Au8) were reported. The most frequently reported adverse events included upper respiratory infection, headache, back pain, and sore throat.

VISIONARY-MS—Long-Term Extension

VISIONARY-MS participants were treated with CNM-Au8 for up to 48 weeks in the double-blind period and could continue for up to an additional 96 weeks in the LTE. In January 2024, we announced results from the LTE for the mITT population. The LS mean difference (SE) at week 144 for LCLA change across both eyes versus the original randomization baseline of participants assigned to CNM-Au8 was: +8.70 letters (1.88), 95% CI: 5.0 to 12.4, p<0.0001; the LCLA LS squared mean difference (SE) versus the end of the double-blind period was: +4.0 letters (1.67), 95% CI: 0.72 to 7.30, p=0.017. Low contrast vision demonstrated sustained improvement by up to 38 letters across both eyes in individual participants, which represents multiple row gains on a greyed-out MS eye chart. The LS mean difference (SE) at week 144 for SDMT change versus the original randomization baseline of participants assigned to CNM-Au8 was: +8.03 (1.52), 95% CI: 5.01 to 11.0, p<0.0001; the SDMT LS mean difference (SE) versus the end of the double-blind period was: +3.11 (1.3), 95% CI: 0.55 to 5.68, p=0.018. Cognitive improvement, particularly working memory and information processing speed, was improved by up to 35 points in individual participants, where a three-point change in cognitive processing speed has been deemed notable in other MS studies. Additionally, improvements demonstrated during the 48-week double-blind period were maintained in the LTE for T25FWT and 9HPT. Placebo participants who transitioned to CNM-Au8 during the LTE showed significant improvements versus original baseline in LCLA and SDMT that were generally consistent with the increases observed in participants originally randomized to CNM-Au8.

Parkinson’s Disease

PD Market Opportunities

PD is a chronic, progressive neurodegenerative disorder affecting approximately 6.1 million patients worldwide as of 2016, and we estimate the market size will be approximately $6 billion by 2026. PD involves the progressive loss of dopaminergic neurons in the substantia nigra area of the midbrain. The degeneration of dopaminergic neurons leads to resting tremor, bradykinesia, limb rigidity, and gait and balance problems as well as increasingly recognized cognitive loss and behavioral changes due to more generalized neuronal loss. Both genetic and environmental factors are thought to contribute to the development of PD in addition to aging, which is the most significant risk factor for developing the disease. Approximately one in one hundred individuals over the age of 60 is affected by PD.

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

Potential Advantages of CNM-Au8 for PD

We believe that CNM-Au8 has the potential to be a first-in-class disease modifying nanotherapeutic drug for PD. While current therapies for PD are designed to stimulate surviving dopaminergic neurons in order to elicit partial functional effects, none of them prevent the inexorable degeneration of dopaminergic neurons to change the course of disease progression. Our nonclinical studies demonstrate that CNM-Au8 is robustly neuroprotective of dopaminergic neurons across a variety of disease-relevant insults created using a variety of toxins and stressors. In addition, CNM-Au8 may have a tolerability profile superior to existing approved products and commonly used drugs for PD, such as levodopa/carbidopa which results in risk of dyskinesias after long-term use.

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

The potential of CNM-Au8 to confer neuroprotection in PD disease-specific cellular models was first demonstrated in vitro. Primary rat dopaminergic cells were challenged with 1-methyl-4-phenyl-1,2,3,6-tatrahydropyridine, (“MPTP,” which is metabolized to its active form MPP+) or alternatively with 6-hydroxydopamine (“6-OHDA”), which are both toxins specific to dopaminergic neurons. Treatment of primary neuronal-glial cocultures with CNM-Au8 increased the numbers of surviving dopaminergic neurons in response to either toxin in a dose-dependent manner, as well as affected overall improvement in neuronal health by a variety of metrics, including preservation of neurite network, reduction in oxidative stress, increase in mitochondrial staining, and reduction in alpha-synuclein aggregates. The activity of CNM-Au8 was then tested in the standard 6-OHDA-unilateral lesion model of PD. Lesioned rats, and a sham control group, were orally administered vehicle or CNM-Au8 for 4-weeks (2-weeks post-lesion) or 6-weeks (one-day post lesion) following the establishment of a lesion in the striatum. Significant functional improvements due to CNM-Au8 treatment were demonstrated in both the behavioral apomorphine-induced rotation and cylinder paw placement tests. In addition, larger numbers of surviving dopaminergic neurons were detected in the striatum of CNM-Au8-treated lesioned animals compared to vehicle controls. These studies independently demonstrated that CNM-Au8 treatment has robust neuroprotective properties in preclinical models of PD.

Clinical Development of CNM-Au8 as a Disease-Modifying Drug for PD

REPAIR-PD

REPAIR-PD is a Phase 2, single-center, active-only, sequential group study to demonstrate central nervous system target engagement by examining the brain metabolic effects, safety, pharmacokinetics and pharmacodynamics of orally-delivered CNM-Au8 in patients who have been diagnosed with PD in vivo within three years of screening. These energetic metabolites are measured non-invasively and semi-quantitatively by utilizing 31P-MRS imaging with a 7T MRI scanner. A full volume head coil was used to collect whole brain spectral waveforms in ~600 voxels with a spatial resolution of 2 cm3 for the following metabolites: NAD pool (both NAD+ and NADH together), α-ATP, ß-ATP, γ-ATP, phosphocreatine, extracellular and cellular inorganic phosphate, uridine diphosphate glucose, phosphocholine, phosphoethanolamine, glycerophosphocholine, and glycerophosphoethanolamine. A partial volume head coil was used in the same patient cohort to measure occipito-parietal levels of individual NAD+ and NADH phosphorous metabolites to determine the ratio of NAD+/NADH.

REPAIR-PD was conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies, and was conducted in conjunction with the REPAIR-MS trial, with a pre-specified integrated analyses of both trials performed. REPAIR-PD was approved for clinical conduct by the FDA and commenced in December 2019, and we subsequently enrolled 13 participants in the first dosing cohort with exposure to CNM-Au8 up to 21-weeks. A planned second cohort will not be enrolled due to institutional limitations.

Results were presented in September 2021. For the pre-specified integrated analyses of REPAIR-PD and REPAIR-MS, see “Multiple Sclerosis—REPAIR-MS” above. The independent results for REPAIR-PD demonstrated consistent trends toward improvement in the primary and secondary endpoints, although neither REPAIR-PD nor REPAIR-MS independently reached a level of statistical significance: the mean change in the brain NAD+/NADH ratio was 0.386 units (+6.8%) following 12-weeks of treatment with CNM-Au8 (p=0.1077, paired t-test), and the secondary endpoints of mean change from baseline in the NAD+ fraction of the total NAD pool increased (p=0.1336, paired t-test) and NADH fraction of the total NAD pool decreased (p=0.1336, paired t-test). The results of REPAIR-PD and REPAIR-MS robustly demonstrate target engagement in the brains of PD and MS patients and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites.

RESCUE-PD

A second Phase 2 clinical trial is planned, subject to capital availability, to investigate the effects of CNM-Au8 on slowing or preventing disease progression in PD patients. The RESCUE-PD trial will follow patients with PD to determine the effects of CNM-Au8 on stabilizing disease activity as a neuroprotective therapeutic.

Additional CSN Therapeutics in the Pipeline

Two other drug candidates are at various IND-enabling stages of research. Utilizing our CSN therapeutic drug development platform, we have developed additional drug candidates based on the transition elements silver and zinc (CNM-ZnAg) for anti-viral/anti-bacterial and wound healing applications (CNM-AgZn17).

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

A standard toxicology program based on ICH M3(R2) guidelines was completed for CNM-ZnAg. The toxicity of CNM-ZnAg was evaluated at high concentrations up to the maximum feasible dose administered via oral gavage up to four times daily for 28 days in rats and 7 days in canines. Across all studies, there were no deaths, no test-article-related clinical observations, and no effects on: body weight, food consumption, hematology endpoints, clinical pathology findings, blood coagulation times, urinalysis, or urine chemistry. Standard in vivo genotoxicity studies in rodents, including a 2-day COMET assay and a 28-day evaluation of micronucleated reticulocytes, revealed no test-article effects on genotoxicity.

A seven-day human tolerability study of CNM-ZnAg was previously conducted by an antecedent company to determine the safety and tolerability in 40 healthy human volunteers. No self-reported adverse events occurred and there were no safety findings associated with administration of the dietary supplement. Laboratory assessments indicated no significant changes from baseline in body weight, blood pressure, heart rate, liver enzymes (AST/ALT), blood glucose, and blood lipids (total cholesterol, LDL/HDL, triglycerides).

Clinical Development of CNM-ZnAg as a Therapeutic Treatment for COVID-19

Because of exigent worldwide need, we rapidly developed CNM-ZnAg as a candidate for treatment of COVID-19 based on the hypothesis that CNM-ZnAg may provide immune support benefits. On a limited basis, a dietary supplement version of CNM-ZnAg has been provided to support immune health. Preliminary uncontrolled observational case series with the dietary supplement yielded results suggesting oral administration of CNM-ZnAg to individuals with PCR-confirmed, COVID-19 infections may improve subject well-being and limit the duration of the disease. Given the potential for a clinical effect together with no identified safety signals from animal toxicology or initial human tolerability studies, we initiated a randomized, double-blind, placebo-controlled clinical trial to determine the efficacy and safety of CNM-ZnAg for symptomatic improvement of COVID-19. This clinical trial was conducted in Brazil and fully enrolled with 288 subjects. Substantially all participants were previously vaccinated. The primary endpoint was time to substantial alleviation of COVID-19 symptoms through 28 days, confirmed over a continuous period greater than or equal to 48 hours, in the mITT population (all participants with PCR documented SARS-CoV-2 infection). The trial evaluated two different doses of CNM-ZnAg, which were combined for analyses versus placebo. Trial results were announced in December 2022 and no clinical benefit was observed versus placebo. CNM-ZnAg was safe and well-tolerated, and no safety signals were identified. As a result, we have ceased further clinical development of CNM-ZnAg for treatment of COVID-19.

CNM-AgZn17 for Wound-Healing and Burn Treatment

CNM-AgZn17 consists of an ionic solution of silver and zinc in a polymer gel formulation for topical application to the skin. We have demonstrated in in vitro assays that CNM-AgZn17 has broad-based anti-viral and anti-bacterial activity against common and antibiotic resistant pathogens such as Methicillin-resistant Staphylococcus aureus. We have also shown enhanced wound healing benefits in animal models of diabetic wound healing and decreased scar formation following burns. We are presently completing a standard toxicology program in animals to demonstrate safety in order to advance to first-in-human dosing studies. We have progressed to GLP dermal toxicity studies for topical applications. Subject to regulatory filings of these toxicology findings and other results, and subject to capital availability, we anticipate filing an IND with the FDA and subsequently plan to initiate a standard Phase 1 dermal first-in-human safety study with CNM-AgZn17 with single-ascending dose and multiple-ascending dose cohorts. The goal of this study will be to demonstrate safety sufficient to advance to Phase 2 clinical programs with CNM-AgZn17. Given the multiple preclinical benefits demonstrated to date with CNM-AgZn17, we envision a clinical program focused on healing burn and/or surgical wounds.

Research and Development

Overview

We are deeply invested in our research and development program. Our research and development activities are essential to attaining and sustaining the position as a recognized global leader in the development of CSN therapeutics. Our research and development plan is to continue the innovation of novel catalytically-active nanocrystals and ionic suspensions of metallic transition elements with recognized medicinal value and underexplored, or as yet undiscovered, physicochemical and catalytic properties. We developed all the technologies that are critical to our research and development processes in-house and guard those technologies with appropriate intellectual property protections. We conduct our research activities through both an internal research and development team and by engaging external clinical research collaborations to support our research and development activities.

Internal Research and Development

Our internal research and development activities are executed by a group of experienced in-house research scientists, materials scientists, engineers, molecular biologists, medical doctors, clinical trial operational specialists, and a management team with deep expertise in the biopharmaceutical industry. Our internal research and development team has a full range of capabilities ranging from drug discovery to preclinical development to the design and implementation of clinical trials. We believe our in-house research and development team is experienced, qualified, and will enable us to achieve our long-term goal of developing and commercializing innovative CSN therapeutics for patients worldwide. Our in-house research and development team operates functionally through four sub-teams: (1) research engineering team, (2) biological science discovery team, (3) nonclinical development team, and (4) clinical development team, which work collaboratively to ensure the success of our research and development efforts.

Research Engineering.  Our research engineering team is responsible for the development and optimization of new CSN therapeutic candidates along with developing the technical processes and infrastructure to ensure reproducible chemistry, manufacturing, and controls (“CMC”) batch production of our CSN therapeutic candidates. Members of our research engineering team have PhDs and/or master’s degrees in chemistry, material science and engineering, electrical engineering, and solid-state physics. Our research engineering team leader has a degree in electrical engineering and has been instrumental in the design of our electro-crystal-chemistry platform including the various continuous flow apparatuses (“troughs”) used to produce our CSN therapeutics.

Biological Science Discovery.  Our biological science discovery team is responsible for the initial characterization of CSN therapeutic candidates, conducting biological assays, assessing the activity and toxicity of drug candidates through in vitro and in vivo assays, and assessing CSN therapeutic candidates once the initial development has been completed by our research engineering team. Our biological science discovery team collaborates with our research engineering team to refine our CSN therapeutic candidate selection characteristics to optimize their biological effects. Our biological science discover team is led by an experienced research scientist who is a medical doctor and has a PhD in molecular science.

Nonclinical Development.  Our nonclinical development team is responsible for developing a complete and sufficient dataset of nonclinical animal pharmacology, toxicology, and safety studies to support regulatory filings with human research ethics committees (“HRECs”) and government regulatory authorities, in order to obtain approval for use in human studies. Our nonclinical development team collaborates with our biological science discovery and clinical development teams to translate our findings into animals and prepare for eventual studies in patients. Our nonclinical development team also leads our external collaboration research activities with universities and academic experts. Our nonclinical development team is led by a research scientist with a PhD in Developmental Biology from Stanford University and a Master of Science degree in Genetics from the University of Cambridge where she was a Marshall Scholar. She is also an adjunct faculty member of the University of Utah School of Medicine.

Clinical Development.  Our clinical development team designs, implements, and oversees the operational conduct of our clinical trials after our CSN therapeutic candidates have demonstrated sufficient safety and toxicology results to advance to human studies. Our clinical development team is led by our Head of Medical, who is a board-certified neurologist and is also a professor of neurology in the Department of Neurology at the University of Texas Southwestern Medical Center, where he also serves as a director for several neuroscience-related initiatives and research centers.

External Research and Development

In line with industry practice, we also outsource certain research and development to key academic partners, nonclinical research organizations, and third-party CROs. We have collaborated with experts at key academic universities with myelination and neuroprotection expertise who have conducted animal experiments to demonstrate the effects of CNM-Au8 treatment on remyelination and neuroprotection in animals and in cell-based in vitro assays. To support our research efforts, we have partnered with academic experts at Johns Hopkins University for ALS, the University of Cambridge for myelination-related experiments, Northwestern University for myelination-related experiments, George Washington University for myelination-related experiments, and the University of Edinburgh for myelination-related research. In general, we outsource the majority of toxicology, pharmacology, and toxicokinetic studies to expert nonclinical CROs.

To provide maximum flexibility and efficiency to operations, we engage industry-leading CROs to manage, conduct and support our clinical trials and to supplement our internal research and development capabilities. We apply a rigorous process to selecting CROs to conduct our research studies; selection is based on the quality, reputation, and research experience in the field of central nervous system disorders. In addition to the scope, depth, quality of service, and product offerings of CROs, for clinical trial management, we place emphasis on the ability of CROs to facilitate optimal site selection, to recruit patients in a timely manner, and to conduct complex clinical trials efficiently. Our CROs are widely recognized within their functional areas of research.

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

We monitor and evaluate our CROs and external research partners with various activities including site visits, ongoing project team reviews, and/or assessments by third-party assessors. We strive to achieve clinical trial excellence by maintaining strong quality control measures. We perform core functions such as clinical development strategy formulation and protocol design in-house, and exercise control and oversight over key functions of clinical trial management. We conduct regular site visits to oversee site initiation, patient recruitment, and data quality monitoring. We also engage third-party consultants to perform clinical trial audits. Data quality is further assessed by in-house data review, including medical review, document review, and monitoring report review. We will not work with a vendor who does not have processes established surrounding data privacy and safeguards to ensure compliance through the clinical trial. We have maintained a stable relationship with our CROs and other external research partners.

Clinical Trial Management

To support our clinical trials, our internal clinical development team designs, implements, collects and analyzes data for our clinical trials. When additional services are required to support a clinical trial, we conduct a feasibility and qualification assessment for potential vendors and CROs. These vendors are vetted through review of their current operational structure and established procedures, knowledge and experience about the study, indication, or population, and past feedback from participating clinical sites. Our internal clinical development team supervises CROs on key clinical activities, such as patient eligibility review, medical data review, and SAE review, to ensure that the performance of CROs complies with our protocols and applicable laws and to protect the integrity and authenticity of the data from our clinical trials. Our internal clinical development team holds meetings with CROs to evaluate the CRO’s performance by following up on clinical progress and resolving potential issues and risks.

Financial Grants

We have been awarded grants from various organizations, including the National Multiple Sclerosis Society, FightMND, a not-for-profit registered charity in Australia, the Michael J. Fox Foundation, and the National Institute of Neurological Disorders and Stroke, a division of the National Institute of Health. The grants include the following terms:

●	National Multiple Sclerosis Society.

○

We received a grant of $0.4 million in September 2019 for biomarker analyses related to our VISIONARY-MS clinical trial. Funding was based upon the achievement of certain analytical milestones. In the event we commercialize CNM-Au8 for the treatment of MS, we would be required to repay between 50% and 450% of grant funds based upon certain sales milestones. We will own all intellectual property rights arising from grant-related activities.

○

We received a grant of $0.7 million in May 2023 to fund Cohort 2 of our REPAIR-MS clinical trial. Funding is based upon the achievement of certain clinical milestones. In the event we commercialize CNM-Au8 for the treatment of MS, we would be required to repay between 50% and 450% of grant funds based upon certain sales milestones. We will own all intellectual property rights arising from grant-related activities.

●

FightMND.  We received a grant of AUD1.4 million in August 2019 for our RESCUE-ALS clinical trial. Funding was based upon the achievement of certain patient enrollment targets. In the event that certain intellectual property is created during RESCUE-ALS and subsequently commercialized in Australia, we would be required to repay, at the sole discretion of FightMND, 10% of future net sales proceeds up to 500% of the original grant amount. We will own all intellectual property rights from grant related activities.

●

The Michael J. Fox Foundation.  We received a grant of $0.5 million in January 2021 for preclinical iPSC and animal model studies to assess CNM-Au8 for the treatment of PD. Funding was based upon the achievement of certain analytical milestones. We will own all intellectual property rights from grant related activities.

●

National Institute of Neurological Disorders and Stroke.  A grant of $45.1 million was awarded to us, in collaboration with Columbia University and Synapticure, in October 2023 to support an EAP for CNM-Au8 treatment of ALS. The grant was awarded under the Accelerating Access to Critical Therapies for ALS Act, which was signed into law in December 2021. We are currently working to sign a sub-award agreement with Columbia University, the prime awardee, prior to the commencement of the EAP.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial of CNM-Au8 alongside other drugs at significantly lower costs than we would otherwise incur if we were to conduct a comparably designed study at reasonable market rates.

Manufacturing

We manufacture CSN therapeutics at our production facility in North East, Maryland (the “North East Facility”), based on novel manufacturing processes and devices that were entirely invented by us. The North East Facility is compliant with rigorous international Good Manufacturing Processes (“GMP”), and we operate an ISO8-level clean room that contains the specialized electro-crystal-chemistry devices, or continuous flow trough apparatuses, that we invented and patented to produce our CSN therapeutics from highly pure raw materials. We produce a gold nanocrystal suspension, the active pharmaceutical ingredient (“API”) for CNM-Au8, on an ongoing basis. We believe our current production capabilities are sufficient to meet our needs for both research and development and to supply our ongoing and planned clinical trials and EAPs, and we believe our processes can be scaled to achieve early commercially viable quantities.

Additionally, we currently lease a 74,210 square foot production facility in Elkton, Maryland (the “Elkton Facility”), a few miles from our North East Facility. We plan to redevelop the Elkton Facility to support our unique manufacturing needs and to enable us to materially increase our manufacturing capacity in the event of commercialization. We also expanded our North East Facility from approximately 21,000 square feet to approximately 32,600 square feet to further increase our manufacturing capacity. We believe our technical expertise and capabilities are sufficient to expand capacity to support contemplated growth and anticipated commercialization. We have also developed a phased plan to significantly scale our production processes and capabilities as demand increases to supply pre-commercial and commercial marketing needs. We believe our current production environment has established us as the leading world-class manufacturer of CSN therapeutics, and following the completion of our planned expansion, our facilities, equipment, and processes will comply with international practices and support our long-term strategic plans, taking into consideration quality, costs, manageability, expandability, and controls.

We have invested considerable time and substantial resources to fine-tune our production and delivery processes to enable consistent, reliable, and affordable production of our primary drug candidates; and to perfect our handling and storage systems in order to maintain stability and efficacy of our nanocrystal suspensions. In general, the manufacturing process for CSN therapeutics involves the following steps:

●	Sufficient quantities of processing enhancers (e.g., sodium bicarbonate, others) are dissolved in highly purified water. The resulting mixture is referred to as “process water.”

●

Process water is transferred to the conditioning portion of the trough apparatus at a constant nominal rate where it is exposed to an atmospheric plasma in each trough apparatus, creating “conditioned water.”

●

Conditioned water flows into the electrochemical crystal growth portion of the trough apparatus, at a constant rate, where it is exposed to a series of wire electrode pairs. The flow of conditioned water is controlled, and the electrodes are continuously monitored and controlled by computerized, automated controllers.

●

The electrodes are slowly advanced at a nominal rate to ensure that conditioned water is exposed to the same electrochemical processing conditions to ensure batch-to-batch reproducibility, thus maintaining consistent size and shape of nanocrystals in each nanocrystal suspension.

●	In-process API containing elemental nanocrystals is continuously produced and collected into large containers.

●	The nominal concentration of active drug ingredients is achieved by treating in-process API with a proprietary concentration procedure.

●	The concentrated nanocrystal suspension is validated to ensure it adheres to physiochemical release specifications.

●

The concentrated nanocrystal suspension is subsequently filtered to remove any microbiological contaminants and volumetrically filled into single unit containers. The final product is assayed to ensure it meets release specifications.

License Arrangements

In August 2018, we entered into a license agreement (the “License Agreement”) and exclusive supply agreement (the “Supply Agreement”) in conjunction with 4Life’s investment in the Company.

●

License Agreement.  We granted 4Life an exclusive and royalty-bearing license to develop, manufacture, and sell certain non-pharmaceutical, low-concentration dietary supplement products produced by our electro-crystal-chemistry platform. 4Life pays royalties to us equal to 3% of net sales of licensed products. 4Life is subject to an annual minimum sales requirement; if unmet, 4Life may pay us an additional fee to maintain exclusivity or have the license converted to non-exclusive. The initial term of the exclusive license is five years from the commencement of product sales under the License Agreement, which occurred in July 2020, with an option to renew for additional five-year periods upon mutual agreement.

●

Supply Agreement.  We granted 4Life an exclusive right to purchase certain non-pharmaceutical, low-concentration dietary supplement products produced by our electro-crystal-chemistry platform. 4Life’s price to purchase products from us under the Supply Agreement is equal to our fully encumbered manufacturing costs plus 20%. Upon the occurrence of certain events, 4Life can achieve the right to exclusively manufacture products under the Supply Agreement. The initial term of the Supply Agreement is five years from the minimum sales commencement date, which occurred in April 2021, with an option to renew for additional five-year periods upon mutual agreement.

We currently provide an aqueous zinc-silver ion dietary (mineral) supplement to 4Life on a non-exclusive basis, which is sold by 4Life under the tradename Zinc Factor™; and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles on an exclusive basis, which is sold by 4Life under the tradename Gold Factor™ and is subject to royalties.

To date, we have not licensed our electro-crystal-chemistry platform, CSN therapeutics, or drug candidates to any other parties.

Sources and Availability of Raw Materials

Certain critical raw materials are available from a limited number of suppliers in the market. See Item 1A—Risk Factors “—Our business depends on the use of raw materials, and a decrease in the supply or an increase in the cost of these raw materials or any quality issues in such raw materials could materially and adversely affect our business, financial condition, results of operations, and prospects” for further information.

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

Intellectual Property

We are the sole inventors of our manufacturing processes, devices, and drugs. These inventions are protected through extensive global patents, institutional expertise and experience, and specialized technical knowledge, which enables us to maintain our leading position in the development of CSN® therapeutics for high-medical need diseases. As of December 31, 2023, we have over 150 issued patents worldwide and approximately 20 patents pending worldwide. We have world-wide rights to protect and thus commercialize our CSN therapeutics and believe that our issued, and pending patents, provide sufficient protection to secure the future commercial potential of our CSN therapeutics. To date, we have not been involved in any proceedings in respect of, and we have not received notice of any claims of infringement of, any intellectual property rights that may be threatened or pending, in which we may be a claimant or a respondent.

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

	Issued: U.S. (4), AU (3), CA (2), CN, ID, IL, IN, JP (2), KR, MX, PH; BE, DK, ES, FI, FR, DE, HU, IE, IT, NL, NO, PL, PT, SE, SI, SC, CH, TR, GB Pending: U.S., EP	July 11, 2007	December 31, 2013 August 29, 2017 October 9, 2018 May 11, 2021 Expiration dates for these patents will occur in 2028 in the applicable foreign jurisdictions and in 2030 in the U.S.*
Continuous methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/ liquid solution(s) therefrom	Issued: U.S. (3) Pending: U.S.	January 14, 2009	September 24, 2013 July 12, 2016 October 15, 2019 Expiration dates for these patents will occur in 2030 in the U.S.

Continuous, semi-continuous and batch methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/liquid solution(s) and colloids resulting therefrom (these patents relate to CNM-Au8 and ZnAg)

	Issued: U.S. (3), AU, CA, CN, IN, IS, JP, KR; CH, DE, DK, FI, FR, IE, NL, NO, SE, GB	January 15, 2009	June 30, 2015 July 31, 2018 May 18, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*

Description	Jurisdiction	Application Date (U.S.)	Grant Date (U.S.)
Novel gold-based nanocrystals for medical treatments and electrochemical manufacturing processes therefor (these patents relate to CNM-Au8)	Issued: U.S. (3), AE, AU (5), BR, CA, CN, ID, IN, IL, JP (4), KR (3), MX (2), PH, RU, SG (2); CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, SE Pending: AU, MX, PH, SG, U.S. (2)	July 8, 2009	March 28, 2017 October 22, 2019 April 20, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*
Novel gold-platinum based bi-metallic nanocrystal suspensions, electrochemical manufacturing processes therefor and uses for the same (these patents do not relate to any specifically named product candidates herein)	Issued: U.S., AE, AU, CA, CN, ID, IL, IN, JP, KR (2), MX, NZ, PH, RU, SG; CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, SE. Pending: BR, U.S.	March 30, 2011	July 12, 2016 Expiration dates for these patents will occur in 2030 in the U.S. and in 2032 in the applicable foreign jurisdictions*
Methods and treatment for certain demyelination and dysmyelination-based disorders and/or promoting remyelination (these patents relate to CNM-Au8)	Issued: AU, BR, CA, ID, IL, JP, KR, MX, NZ (2), PH, RU, SG (2); BE, DK, FI, FR, DE, HU, IE, IT, NL, NO, PT, SE, SI, CH, TR, GB Pending: IN, JP	NA	NA Expiration dates for these patents will occur in 2033 in the U.S. and the applicable foreign jurisdictions*

* Expiration dates do not include possible patent extensions for certain countries.

In addition to filings for U.S. and foreign patents, we will continue to protect and maintain our proprietary position by the use of trademarks, trade secrets, copyright protection, and continued technological innovation. For example, years of intensive research and development were invested in fine-tuning our production and delivery processes to the point where we expect to be able to consistently, reliably, and affordably produce our drug candidates, including our lead asset, CNM-Au8, to meet large scale needs. We believe that any attempts to reverse engineer or otherwise replicate our discoveries would be extraordinarily challenging for potential competitors without violating our intellectual property protections. We are also focused on building a robust and relevant trade secret portfolio, primarily related to the liquid handling and processing of our products from start to finish. We continue to explore additional ways to expand our trade secret portfolio in various aspects of the design, production, control and manufacture of our products.

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

●

approval by an independent review board whose role is to review the research before the trial commences and continuously throughout the trial to assure the protection of the rights and welfare of the human subjects. These boards are often called “institutional review boards” (“IRBs”);

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP and regulations governing the protection of human research subjects, including the requirement that all research subjects provide voluntary informed consent for their participation in any clinical trial. Clinical trials are conducted under clinical trial protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. For new indications, a separate new IND may be required. An IRB must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins and must monitor the trial until completed. Often each institution or clinical site has its own IRB. The IRB is responsible for ensuring that human subjects’ rights and privacy are maintained. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by a DSMB, an independent group of qualified experts organized by the clinical trial sponsor, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the trial. The DSMB may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Ongoing clinical trials and clinical trial results are required to be reported to public registries. For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases (which may overlap or be combined):

●

Phase 1.  The investigational product is initially introduced into a small number of healthy human subjects or patients with the target disease or condition. These studies are generally designed to test the safety, dosage tolerance, absorption, metabolism, distribution, and elimination of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●

Phase 2.  The investigational product is administered to a larger, but still limited patient population with a specified disease or condition to evaluate the preliminary efficacy (usually based on a biomarker of disease), optimal dosages, and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger, confirmatory Phase 3 clinical trials.

●

Phase 3.  The investigational product is administered to an expanded patient population to provide statistically significant evidence of relevant clinical efficacy and to further test for safety, and potentially further evaluate different dosages, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval by health authorities.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all the deficiencies that the FDA has identified in the NDA, except that, where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might undertake to resolve any findings and place the NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-market testing and surveillance to monitor safety or efficacy of a product.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse events, periodic reporting, product sampling, and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to FDA review and approval. Under continuing user fee requirements, the FDA assesses an annual program fee for each product identified in an approved NDA. Manufacturers and their subcontractors are required to register their establishments and list the drugs they manufacture with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs, which impose certain procedural and documentation requirements upon us. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMPs and impose reporting requirements upon us and any third-party manufacturers or packagers that it may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers and prescribers, purchasers, and formulary managers. A number of statutory exceptions and regulatory safe harbors exist to protect certain activities from prosecution. Exceptions and safe harbors are drawn narrowly and practices involving remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the activity per se illegal under the Anti-Kickback Statute. Instead, the legality of the activity will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

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

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. In addition, many states have similar statutes or regulations to the above federal laws that may be broader in scope and may apply regardless of payor. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing or marketing expenditures. These laws may differ from each other in significant ways, further complicating compliance efforts. Additionally, to the extent that we have business operations in foreign countries or sell any of our products in foreign countries and jurisdictions, including Canada or the E.U., we may be subject to additional regulation.

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

Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken, with COVID-19 relief legislation suspending the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

Smaller Reporting Company Status

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2023. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. As a smaller reporting company, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies for as long as we continue to be a smaller reporting company, including (i) the choice of presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, (ii) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Other Regulations

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

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, and fire hazard control. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees and Human Capital Resources

As of December 31, 2023, we had a total of 85 employees, 82 of which were full-time, primarily located in Utah and Maryland. The table below sets forth our employees by role:

Department	Count of Employees	Percent of Total
Manufacturing	21	25%
Clinical	7	8%
Quality Control & Bioanalytics	10	12%
Microbiology Lab	9	11%
Research and Development	11	13%
Senior Management	6	7%
Quality Assurance	8	9%
Finance	5	6%
Human Resources	4	5%
Information Technology	1	1%
Regulatory	1	1%
Medical Affairs	1	1%
Marketing	1	1%
Total	85	100%

None of our employees are represented by a labor union or are covered by a collective bargaining agreement, and we believe that we have good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Our main business is research and development, and if successful, sales of drug candidates. As all of our drug candidates are still in the research and development stage, we currently do not generate revenue from the sale of drug candidates, and we have recorded continued significant net losses. We generate an immaterial amount of revenue related to license and supply agreements for dietary (mineral) supplements; however, such revenue is not expected to be a material contributor to our revenue in the future. If we fail to commercialize our drug candidates as planned due to failures to complete clinical trials, obtain regulatory approval, conduct commercial scale manufacturing or for any other reason, we may experience significant delays or failure in generating revenue and realizing profit from the commercial sale of our drug candidates.

Further, we expect to incur significant costs in the future, in particular for research and development and the commercialization of our drug candidates. Research and development expenses totaled $26.7 million and $31.9 million for the years ended December 31, 2023 and 2022, respectively. As drug candidates presently undergoing preclinical research enter into the clinical trial stage, costs associated with such drug candidates may increase significantly. In the future, as we move more drug candidates into the clinical trial stage, conduct more clinical trials for commercialized products, if any, to broaden their use, and carry out commercial production of our drug candidates, the costs associated with such operations may increase significantly.

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

Investment in biopharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate might fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. We have incurred substantial losses since our inception. We incurred a loss from operations of $40.5 million and $48.4 million for the years ended December 31, 2023 and 2022, respectively, and a net loss of $49.5 million and $29.9 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $242.7 million and $193.2 million as of December 31, 2023 and 2022, respectively. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and administrative expenses associated with our operations, and we expect that our research and development expenses will continue to increase in the future.

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

Our cash, cash equivalents, and marketable securities totaled $35.0 million and $23.3 million as of December 31, 2023 and 2022, respectively, and net cash used in operating activities was $30.2 million and $39.0 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur losses and use cash in operating activities for the foreseeable future. For details, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan (see Note 8 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility, equity purchase agreement, and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, and prospects.

As a result of changes in the macro environment, including those resulting from geo-political actions, such as the U.S. and foreign government responses to the ongoing conflicts between Ukraine and Russia and Israel and Palestine, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our financing strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition, results of operations, and prospects, and could require us to delay or abandon clinical development plans. In addition, one or more of our current CROs, clinical investigators, third-party vendors and clinical sites, and other suppliers may not survive an economic downturn, which could directly affect our ability to achieve our operating goals within our desired timeline and budget.

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

As we seek to advance our drug candidates through clinical trials, we will need to expand our development, regulatory, compliance, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of our management. Our future financial performance and our ability to commercialize our drug candidates, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional clinical, regulatory, manufacturing, financial, legal, managerial, administrative, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successful growth and could harm our business, financial condition, results of operations, and prospects.

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

Damage to, destruction of, or interruption of production at our manufacturing facilities would negatively affect our business and prospects.

If our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need regulatory agency approval before selling any of our drugs, if approved, manufactured at that new facility. Such an event could delay our clinical trials or reduce our product sales if any of our drug candidates are approved and successfully commercialized. Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. Any disruption that impedes our ability to manufacture our drug candidates in a timely manner could materially harm our business, financial condition, results of operations, and prospects.

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

Significant or sustained inflation could adversely affect our business, financial condition and results of operations.

Inflation can adversely affect us by increasing our costs, including salary costs. Significant inflation is often accompanied by higher interest rates. Any sustained inflation or significant increases in inflation and interest rates could have a material adverse effect on our business, financial condition and results of operations. Increases in interest rates may also adversely affect the repayment terms of certain of our debt agreements.

Our future success depends on our ability to retain key executives and to attract, train, retain, develop, and motivate qualified and highly skilled personnel.

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

Recruiting, retaining, and developing qualified scientific, technical, clinical, manufacturing, sales, and marketing personnel in the future will also be critical to our success. In addition, we rely on third-party consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery, clinical development, operations, and commercialization strategy. The loss of the services of our executive officers or other key employees and consultants could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2023, we had U.S. federal net operating loss (“NOL”) carryforwards of $147.1 million, of which $113.7 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our annual taxable income in any given year based on current federal tax laws. The remaining balance of $33.4 million will begin to expire after 2034. As of December 31, 2023, we had state NOL carryforwards of $96.7 million, of which $83.7 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. As of December 31, 2023, we had research and development tax credit carryforwards of $5.6 million, which may be available to reduce future tax liabilities and expire at various dates beginning after 2032.

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

Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, which could also cause material adverse effects on the business and operations of third parties on which we rely.

Our business and operations could be adversely affected by health epidemics and pandemics. We, our CROs, clinical investigators, third-party vendors and clinical sites, and other suppliers may experience disruptions in supply of drug candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our drug candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages due to future epidemics and pandemics. Any disruption in the supply chain from any potential future epidemics and pandemics could have a material adverse effect on our clinical trial plans and business operations.

We and our third-party CROs have faced disruptions that affected our ability to initiate and complete preclinical studies, caused manufacturing disruptions, and created delays at clinical trial site initiation and clinical trial enrollment, which ultimately led to the early conclusion of a clinical trial. Even if clinical trial sites are actively recruiting, we may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by or are fearful of visiting or traveling to clinical trial sites because of any potential future epidemics and pandemics. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. Any negative impact from health epidemics or pandemics on the ability of clinical trial sites to recruit or retain patients or collect patient data could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and, if approved, to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial results.

The response to health epidemics and pandemics may redirect our resources with respect to regulatory and intellectual property matters in a way that would adversely affect our ability to obtain regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Health epidemics and pandemics may materially and adversely affect us economically. While the potential global economic impact brought by, and the duration of, health epidemics and pandemics may be difficult to assess or predict, they have caused and could cause future disruption in the global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity in the future.

The ultimate impact of potential future epidemics or pandemics is highly uncertain and subject to continued change. These effects could have a material impact on our business and operations, or the businesses and operations of third parties on which we rely.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2023 and 2022, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

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

Pursuant to Section 404, after the Reverse Recapitalization, we, as the surviving entity, are required to furnish a report by our management on the effectiveness of our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, if and when required, will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could adversely affect investor confidence in us and, as a result, the value of our Common Stock.

There is significant uncertainty associated with our drug candidates and their viability as a commercial product.

Metallic nanocrystal therapeutic candidates, such as our lead drug candidate, CNM-Au8, are considered emerging and novel investigational products for the potential treatment of neurological diseases and other disorders. We are developing CNM-Au8 for the treatment of neurological disorders such as ALS, MS, and PD through remyelination and/or neuroprotection mechanisms related to catalysis of certain biological reactions. There are currently no approved remyelination therapies and the evidence for an effect of neuroprotection treatments on these indications is thus far limited. Since there is limited clinical trial data and precedent for the development of nanocrystal therapies that promote remyelination and neuroprotection to treat these indications, there is a substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support regulatory approval. In addition, there are generally limited or no regulatory precedents concerning metallic nanocrystal drug marketing authorization, or a regulatory framework to appropriately differentiate approved nanocrystal product labeling. Our lead metallic nanocrystal drug candidate, CNM-Au8, contains nanocrystals made entirely of high purity gold alone. It is unclear how regulatory authorities will identify or classify the active moiety of CNM-Au8, including whether it is classified as a new chemical entity or comparable designation. The inability to obtain sufficiently differentiated active moiety classification from gold generically could potentially limit CNM-Au8 and our drug candidates from ever achieving profitability.

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

Our drug candidates are not metabolized and may accumulate in the body following long-term usage, making the long-term effects of taking our drug candidates for substantial periods of time uncertain. While all of the current toxicology studies of our drug candidates have resulted in no-adverse-effect levels as of the date of this Annual Report, we have not completed reproductive or carcinogenicity studies, which we are required to complete in the future. Any negative results from these studies could materially and adversely affect our business, results of operations, financial condition, and prospects.

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

We may not be able to successfully identify, discover, or develop new drug candidates.

We cannot guarantee that we will be successful in identifying potential drug candidates for clinical development for a number of reasons. For example, our research methodology may be unsuccessful in identifying potential drug candidates or those we identify may be shown to have harmful side effects or other characteristics that make them unmarketable or unlikely to receive regulatory approval. We have devoted significant resources to discovery efforts through our proprietary electro-crystal-chemistry drug development platform, however, we cannot guarantee that we will be successful in identifying additional potential drug candidates.

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

Accordingly, there is no assurance that we will ever be able to identify additional therapeutic opportunities for our drug candidates or to develop suitable potential drug candidates through internal research programs, which could materially and adversely affect our future growth, business, financial condition, results of operations, and prospects. We may focus our efforts and resources on potential drug candidates or other potential programs that ultimately prove to be unsuccessful.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until our conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

●	any future health epidemics or pandemics;

●	the size and nature of the patient population;

●	the design of the trial, including the patient eligibility criteria defined in the protocol;

●	the size of the study population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	competing clinical trials for similar therapies or other new therapeutics;

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

Disruptions to the normal functioning of the FDA and comparable foreign regulatory authorities and other government agencies could hinder their ability to perform and carry out important roles and activities on which the operation of our business relies, which could negatively impact our business.

The ability of the FDA, NMPA, TGA, Health Canada, and EMA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result, which may continue in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-COVID-19 pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to future health epidemics or pandemics and may experience delays in their regulatory activities.

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

Undesirable side effects caused by our drug candidates could cause either us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, NMPA, TGA, Health Canada, EMA or other regulatory authorities. If the results of the ongoing clinical trials of our drug candidates reveal a high and unacceptable severity and prevalence of undesirable side effects, the clinical trials of our drug candidates could be suspended or terminated and the FDA, NMPA, TGA, Health Canada, EMA or comparable regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013, with COVID-19 relief legislation suspending the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Moreover, the Inflation Reduction Act of 2022 may impact existing Medicare programs that cover prescription drugs. In addition to other relevant provisions, the Inflation Reduction Act of 2022 allows the Medicare program to directly negotiate the price of certain high-expenditure prescription drugs covered under Medicare Parts B and D, starting in the year 2028 and 2026, respectively, by setting certain “maximum fair prices.” Moreover, the Inflation Reduction Act of 2022 requires manufacturers to pay rebates to the federal government if prices of certain drugs covered under the Medicare program rise faster than the rate of inflation.

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

We rely on and plan to continue to rely on third-party CROs and third-party vendors to monitor, collect samples, analyze samples, report data, and manage data for our ongoing preclinical and clinical programs. We rely on these third parties for execution of our preclinical studies and clinical trials. While we control only certain aspects of their activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs, third-party vendors supporting our clinical programs, and our clinical investigators, are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, NMPA, TGA, Health Canada, EMA, and other comparable regulatory authorities for all of our drugs in clinical development. If we, any of our CROs, third-party vendors, or clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, NMPA, TGA, Health Canada, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with products produced under GMP. Our failure, or the failure of any third party, to comply with these regulations may result in our having to repeat clinical trials, which would delay the regulatory approval process.

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

Our ability to generate future revenues is dependent on our ability to work effectively with collaborators to develop our drug candidates, including to obtain regulatory approval. Our arrangements with collaborators will be critical to successfully bringing products to market and commercializing them, if approved. We rely on collaborators in various respects, including to undertake research and development programs, to conduct clinical trials, to manage or assist with the regulatory filings and approval process, and to assist with our commercialization efforts. We do not control our collaborators and we cannot ensure that these third parties will adequately and timely perform all of their obligations to us. If they fail to complete the remaining studies successfully, or at all, it would delay, adversely affect or prevent regulatory approval. We cannot guarantee the satisfactory performance of any of our collaborators’ obligations and if any of our collaborators breach or terminate their agreements with us, we may not be able to successfully commercialize the drug candidates which could materially and adversely affect our business, financial condition, results of operations, and prospects.

We are also unable to predict how changing global economic or political conditions, such as the ongoing conflicts between Ukraine and Russia and Israel and Palestine and related global economic sanctions, or potential global health concerns, such as future health epidemics or pandemics, may impact our CROs, clinical investigators, third-party vendors, and other collaborators. Any negative impact could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As a result, we may not be able to realize the benefit of any current or future research collaborations, strategic partnerships, or the potential licensing of third-party drugs if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or net income that justifies such transaction. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of one of more of our drug candidates, reduce or delay our development program or one or more of our future development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or, if approved, bring them to market and generate product sales revenue, which would harm our business, financial condition, results of operations, and prospects.

Our business depends on the use of raw materials, and a decrease in the supply or an increase in the cost of these raw materials or any quality issues in such raw materials could materially and adversely affect our business, financial condition, results of operations, and prospects.

In order to manufacture our products, we must obtain sufficient quantities of high-quality raw materials at commercially acceptable prices and in a timely manner. Certain critical raw materials, such as wires made of high-purity gold and other transition elements, are available from a limited number of suppliers in the market. As a result, any disruption in production or inability of our suppliers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our research and development of future drug candidates. Moreover, we expect our demand for such materials to increase as we expand our business scale and commercialize our products, if approved, and we cannot guarantee that current suppliers have the capacity to meet our demand. We are also exposed to the risk of increased material costs, which we may not be able to pass on to customers and as a result, we could have lower profitability. In addition, although we have implemented quality inspection procedures on such materials before they are used in our manufacturing processes and also require our suppliers to maintain high quality standards, we cannot guarantee that we will be able to secure sufficient quantities of raw materials at high quality standards, nor detect all quality issues in the supplies we use. For example, should the highly purified water that we utilize be compromised in any way, it could render entire batches unusable or, depending on the nature of the impurity, could be dangerous to patients. Further, we cannot assure you that third parties will be able to maintain and renew all licenses, permits, and approvals necessary for their operations or comply with all applicable laws and regulations. Failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of the raw materials utilized by us. If we are unable to obtain adequate raw materials and the quality of our products suffers as a result, we may have to delay clinical trials and regulatory filings, recall our products, be subject to product liability claims, fail to comply with continuing regulatory requirements, and incur significant costs to rectify such issues, which may have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drugs are commercialized. As a result, our patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products. Moreover, some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Geo-political actions in the U.S. and in foreign countries could also increase the uncertainties and costs surrounding the prosecution, maintenance, and defense of our patents. For example, the U.S. and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent prosecution, maintenance, and defense of patents in Russia. These actions could result in abandonment or lapse of our patents, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing drugs made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

As a public company, and particularly after we are no longer a smaller reporting company, we have faced and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of those requirements has required us to carry out activities we have not done previously. Our management and other personnel also have devoted and will continue to devote a substantial amount of time to these compliance initiatives. In addition, additional expenses associated with SEC reporting requirements have been incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations has increased legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We qualify as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our Common Stock less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2023. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. As a smaller reporting company, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies for as long as we continue to be a smaller reporting company, including: (i) the choice of presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, (ii) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As previously disclosed, on August 1, 2023, we received a written notice from Nasdaq that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. On January 30, 2024, the Company received a notice from Nasdaq that, while the Company has not regained compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), it is eligible for an additional 180 calendar day period, or until July 29, 2024, to regain compliance with the Minimum Bid Price Requirement (the “January Notice”). The January Notice has no immediate effect on the listing of our Common Stock and our Common Stock will continue to be listed on Nasdaq under the symbol “CLNN.”

Nasdaq’s determination to grant us an additional 180 calendar day period to regain compliance is based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and on our written notice to Nasdaq on January 16, 2024 of our intention to cure the deficiency during the additional 180-day compliance period, including by effecting a reverse stock split, if necessary. If at any time during this additional 180-day compliance period, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement by July 29, 2024, Nasdaq will provide us written notification that our Common Stock will be delisted. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

We intend to actively monitor the bid price for our Common Stock between now and July 29, 2024, and will consider our available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

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

The price of our Common Stock may fluctuate due to a variety of factors, including:

●	changes in the industries in which we operate;

●	variations in our operating performance and the performance of our competitors in general;

●	material and adverse impact of health epidemics or pandemics on the markets and the broader global economy;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our Common Stock available for public sale; and

●

general economic, political, industry, and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks, epidemics and pandemics, and acts of terrorism or war (such as the ongoing conflicts between Ukraine and Russia and Israel and Palestine).

These market and industry factors may materially reduce the market price of our Common Stock regardless of our operating performance.

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. Under General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), the amount of funds a company can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 pursuant to the Baby Shelf Rule is limited to one-third of the aggregate market value of its shares of common stock held by non-affiliates of the company. Currently, we are constrained by the Baby Shelf Rule. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Overview

Information, unlike other assets such as cash, facilities, equipment, and products, is highly volatile in terms of its value and many people can use it simultaneously. It leaves no obvious indicators when it is stolen, and it is in constant motion across our internet, intranet, extranet, and computer systems. It is often stored in many locations in different formats at the same time. These characteristics make it much more difficult to manage, control, and protect than other types of assets and therefore a risk management process is required. Our cybersecurity policies and procedures have been developed to ensure an adequate and consistent approach to the management, control, and protection of our information (“Information Assets”). Our Information Assets include business information, customer information and external business partner information, including, without limitation, classified information, information relating to research, intellectual property, personally identifiable information, business and product development, clinical test and evaluation data, and business plans, customer and supplier information, supply chain, manufacturing, distribution, finance, human resources, consulting, partnerships, contracts, and corporate transactions, maintained in any form or format or location, including audio, video, paper, magnetic, electronic and optical. Information Assets may be classified as Low, Medium, or High Risk based on the potential impact of its unauthorized disclosure.

Device and Network Security

Our device and network security policies and procedures are designed to mitigate risk by ensuring our network and computing devices (“Computer Equipment”), electronic systems, and resources used in our business (“Information Systems”), whether owned or leased by us, our employees, or third parties, and the Information Assets contained therein, are protected from security threats.

To mitigate risk, we utilize (i) firewalls to protect our network perimeter and additional perimeters within the network as required, (ii) anti-malware software to protect all Computer Equipment, including but not limited to desktops, laptops, workstations, and servers, (iii) device scanning, alerts, and reporting, (iv) physical security, (v) security and application lifecycle security, (vi) security updates and backups, and (vii) vulnerability and risk assessments.

Firewalls.  Our network and Computer Equipment is protected by one or more authorized firewalls, with any changes to firewall hardware, operating system, or rules requiring approval from authorized personnel including the review and approval of an IT change control document. Administration of firewalls is restricted to a minimum number of authorized personnel as necessary. We also employ intrusion detection at critical points of our network. All external access to our network, or to any computing resource on our network connected to a non-Clene network (including, but not limited to the internet) must pass through a hardware firewall, appliance, or equivalent device, where all traffic between our network and external networks can be continuously controlled, monitored, and examined for any access violations.

Anti-Malware Software.  Our Computer Equipment is protected by anti-malware software. The management and administration of anti-malware software is restricted to a minimum number of authorized personnel as necessary.

Real-Time Monitoring.  We engage a third-party security operations center that actively monitors our environment and detects and remediates security threats in real-time.

Device Scanning, Alerts, and Reporting.  We reserve the right to monitor, scan, screen, and quarantine/confiscate all Computer Equipment that accesses our network, in compliance with applicable laws and government regulations. We also reserve the right to scan information systems, monitor or screen content and traffic patterns, block e-mail, quarantine and/or confiscate any Information Systems that may post a threat to us, and if such activities reveal possible evidence of criminal activity, to take any appropriate action which may include providing evidence to law enforcement officials.

Physical Security.  We control physical access to our facilities, areas within our facilities, data centers, server rooms, and equipment. Manufacturing and research and development is conducted out of our Maryland facility that employs badging, visitor registries, escorts for visitors, exit/removal procedures, and physical locks/access controls as appropriate and necessary. Our corporate office in Utah is equipped with physical security including locks/access controls to the facility and to secure all IT-related equipment and personnel files. Installation, maintenance, and repair of equipment is restricted to authorized personnel. We protect our Computer Equipment from power failure, surges, and other electrical anomalies, and cabling is protected from unauthorized access or damage. Access to our network services is restricted to authorized individuals and granted only following individual identification and authentication. Local wireless access is limited to authorized entry points, with various forms of authentication required before access is granted to authorized individuals.

Security and Application Lifecycle Security.  We perform analysis of security requirements for all systems and applications throughout their lifecycle, including for new systems and applications and significant upgrades to existing systems and applications. All new or upgraded systems and applications are tested for stability, compatibility, and security integrity in a separate environment prior to introduction into our production environment.

Security Updates and Backups.  We monitor security bulletins, software updates/patches, and functional software updates/patches and apply them in accordance with the timeline prescribed in our policies and based upon recommendations from third-party vendors, as applicable. Systems that no longer provide security updates/patches are discontinued. We research, test, and verify functional software updates/patches before installation. We perform data backups periodically based on business requirements to maximize data availability and prevent information loss, including before any system upgrade or maintenance. Encrypted data remains encrypted throughout our backup processes. We review backup schedules at least annually, and changes may only be made by authorized personnel after formal documentation and approval. Data backups are stored in geographically separate facilities.

Vulnerability Assessments.  We conduct assessments over potential vulnerabilities for all new and existing network-connected assets on an annual basis. Any potential vulnerabilities that we identify are remediated. We rate vulnerabilities based on the following criteria: (i) High: A vulnerability exists that could potentially allow an attacker to gain elevated access of the host, divulge system information, and/or lead to system or network compromise; (ii) Medium: A vulnerability exists that could potentially allow an attacker limited access to file contents, security settings or ability to conduct a denial-of-service attack; (iii) Low: A vulnerability exists that could potentially allow an attacker limited access to sensitive host system data, such as installed software version giving the ability to exploit application vulnerabilities; and (iv) Info: An attacker could collect basic host information such as open ports and services.

Security Incident Reporting

Our security incident reporting policy and procedures enable the identification, monitoring, reporting, and response capabilities to known or suspected security incidents in our network and all IT-managed services and Information Systems. Security identification begins with a broad range of potential risks, including, but not limited to, theft or unauthorized disclosure of Information Assets, unexpected modification of Company Information Assets, disruptions of service that can result in Information Assets being unavailable for an unacceptable amount of time, and suspicious behavior and/or unauthorized activity by any individual or organization that can potentially compromise Information Assets or Information Systems.

Our process to monitor, report, and respond to identified or suspected security incidents includes (i) collection of relevant information about an incident, including (a) impacted systems, (b) impacted entities, (c) protection mechanisms that were in place and active at the time of the security incident, (d) audit logs, and (e) the risk classification of the Information Assets that were potentially impacted; (ii) reporting to a centralized ticketing system; (iii) reporting to management and other authorities, such as legal, human resources, IT, and local and/or state law enforcement, etc.; (iv) escalation, if the incident is considered to be critical based upon our assessment of its potential impact, to appropriate management and directors and other authorities; and (v) documentation of the incident and our response actions taken.

Change and Configuration Management

Our change and configuration management policy and procedures enable the effective management of changes to Information Systems (“Changes”) to ensure the confidentiality and integrity of Information Assets and the continued availability of both the Information Systems and information technology (“IT”) services. The policies and procedures apply to all changes to Information Systems managed by the Company or its IT external business partners.

Changes must be approved by authorized personnel prior to (i) performance of any work related to a Change, (ii) migration of any Change-related work from the quality environment to the production environment, to ensure the Change was adequately tested and performs properly, and (iii) closing of the Change, to ensure the Change was implemented in the production environment and correctly solves the issue that prompted the Change request.

Changes are tracked and documented in a change tracking system, and we retain past versions of source components and supporting documentation. Testing is performed in an environment other than the production environment, and user acceptance testing is performed by an independent person not responsible for development, modification, or configuration of applications, programs, or system code. Errors are identified, logged, and resolved.

Additionally, for Changes that may impact our manufacturing process, we perform impact assessments prior to performing a Change to understand the (i) level of financial, technical, and compliance risk, (ii) impact on business operations, (iii) impact of configuration and user access security, (iv) impact on connected Information Systems and interfaces, and (v) need for user training. The extent and documentation of impact assessments are commensurate with the level of risk associated with the Change, and the level of testing performed shall be determined by the results of the impact assessment.

Identity and Access Management

Our identity and access management policies and procedures define the access control measures to our Information Systems to protect the privacy, security, and confidentiality of Computer Equipment, Information Systems, and Information Assets.

Unique identification is assigned to all individuals with a defined relationship (e.g., employees, vendors, suppliers, etc.), and if a relationship changes, a new identifier is created to reflect the new relationship. Passwords must be changed upon first logon and all privileged account passwords (e.g., root, super user, and administrator passwords) must follow our password guidelines. Identification and authentication are required every time Medium or High Risk Information Assets are accessed or elevated privileges are exercised, and use of elevated privileges is temporary and is revoked upon implementation of a change.

Our data access procedures require completion and authorization of access request forms to request, change, or delete access privileges to Information Systems containing Medium or High Risk Information Assets. We perform checks for segregation of duties conflicts and only grant the minimum necessary and least privilege access to users based upon their role. When users are reassigned, promoted, or separated, their access privileges are reviewed and, if necessary, updated in a timely manner. We also perform periodic reviews of user privileges and require training for users with access to Medium or High Risk Information Assets.

Information Asset Protection

Our Information Asset protection policy and procedures enables the management, control, and protection of Information Assets from unauthorized disclosure, theft, loss, destruction, unauthorized alteration, unauthorized access, and the denial of availability, all of which could have a direct and significant impact on the future success of the Company. Protection of Information Asset supports the efficient and effective management, control, and protection of our business information and the business information entrusted to us by our customers and external business partners. All Information Asset protection policies and procedures must also be viewed in the context of our obligations to comply with government requirements, such as those related to the protection of personal data, and compliance with our contractual obligations.

We use the following approach to manage risks related to Information Asset protection: (i) identification and classification of Information Assets, (ii) identification and assessment of the threats to those Information Assets and the associated risk based upon impact to the business and the likelihood of their occurrence, (iii) assessment and analysis of risk, and determination of the actions required to lower risks to an acceptable level, (iv) implementation of appropriate controls or management acknowledgment or risk where controls cannot be implemented, (v) continuous monitoring and measuring of risk, (vi) ongoing communication of risks and mitigating actions, and (vii) auditing for compliance.

Once a risk is identified, we analyze the risk and assign a risk classification based upon a combination of factors, including data volume, legal and regulatory requirements, privacy considerations, and intellectual property considerations. Risks are classified as (i) Low Risk, where unauthorized disclosure could be expected to have a limited adverse effect on operations, assets, or individuals; (2) Medium Risk, where unauthorized disclosure could be expected to have a serious adverse effect on operations, assets, or individuals; or (3) High Risk, where unauthorized disclosure could be expected to have a severe or catastrophic adverse effect on operations, assets, or individuals.

Prior to the close of 2024, we intend to implement automated system restrictions over Information Assets that will permit general use of Low Risk Information Assets both internally and by our external business partners, and will restrict access to Medium and High Risk Information Assets to limited audiences with legitimate business purposes or specific job responsibilities. Additionally, we currently use confidentiality agreements before granting access as determined by relationship of the user and the associated risks of the Information Asset, and we periodically review access rights to ensure compliance and prevent unauthorized access.

Governance

Assessing, identifying, and managing cybersecurity related risks are integrated into our overall risk management program. Our Chief Executive Officer, General Counsel, and Vice President of Quality and Technical Operations directly oversee the development, implementation, operation, and revision of our cybersecurity policies and procedures, and are primarily responsible for the oversight of risks from cybersecurity threats and any security incidents that may occur. These officers have more than 21 years of combined experience in managing IT, operations, and information risk and security. Our Vice President of Quality and Technical Operations has experience developing comprehensive information security programs for organizations, and brings extensive experience in the private sector and is a specialist in IT governance strategies, risk management protocols, and compliance frameworks. All security incidents are managed by our Vice President of Quality and Technical Operations and reported to management, including our Chief Executive Officer, General Counsel, and other personnel based upon the specifics of the incident and its impact. Additionally, if a known or suspected security incident occurs at the Company, based upon its risk classification and if we assess the impact to be critical, the incident is escalated in a timely manner to the Audit Committee of the Board of Directors for oversight of the monitoring, reporting, and response process. The Audit Committee also oversees the implementation of our policies and procedures to prevent or reduce cybersecurity risks on an ongoing basis during the performance of its general committee duties.

We face a number of cybersecurity risks in connection with our business and have from time-to-time experienced cybersecurity incidents, which to date have not had a material impact on our financial condition or results of operations. For more information about the cybersecurity risks we face, see Item 1A—Risk Factors “Our internal computer systems, or those used by any CROs or other third-party contractors or consultants we may engage, may fail or suffer security breaches.”

Item 2. Properties

To date, we do not have any owned properties. We have leased a number of properties from independent third parties in the U.S. Our leased Salt Lake City headquarters is utilized for finance, clinical development, clinical operations, translational medicine, and business operations. Our leased North East, Maryland facility is utilized for manufacturing and research and development activities. Our leased Elkton, Maryland facility will be utilized to increase our manufacturing capability. We believe that our facilities are suitable and adequate for present purposes and that our productive capacity is substantially being utilized.

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

Holders

As of March 8, 2024, there were 128,430,098 issued and outstanding shares of our Common Stock held by 65 stockholders of record. The number of stockholders of record was determined from the records of our transfer agent and does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our patent-protected, proprietary position affords us the potential to develop a broad and deep pipeline of novel CSN therapeutics to address a range of diseases with high impact on human health. We innovated an electro-crystal-chemistry drug development platform that draws from advances in nanotechnology, plasma and quantum physics, material science, and biochemistry. Our platform process results in nanocrystals with faceted structures and surfaces that are free of the chemical surface modifications that accompany other production methods. Many traditional methods of nanoparticle synthesis involve the unavoidable deposition of potentially toxic organic residues and stabilizing surfactants on the particle surfaces. Synthesizing stable nanocrystals that are both nontoxic and highly catalytic has overcome this significant hurdle in harnessing transition metal catalytic activity for therapeutic use. Our clean-surfaced nanocrystals exhibit catalytic activities many-fold higher than multiple other commercially available nanoparticles, produced using various techniques, that we have comparatively evaluated.

We have multiple drug assets currently in development and/or clinical trials for applications primarily in neurology. Our development and clinical efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, and related party. We anticipate these revenues to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In December 2023, we announced a statistically significant reduction of plasma neurofilament light chain (“NfL”) levels in the Phase 2 HEALEY ALS Platform Trial from baseline to 76 weeks in patients randomized to CNM-Au8 30 mg compared to patients treated with placebo for 24 weeks prior to crossing over to CNM-Au8 treatment. CNM-Au8 30 mg treatment reduced plasma NfL levels compared to baseline using a mixed model with repeat measures (“MMRM”), least squares (“LS”) mean change of the natural logarithm (“Ln”) of the plasma NfL values with the standard error (“SE”) for the 76-week change from baseline of plasma NfL: CNM-Au8 = -0.075 (SE: 0.053); placebo = +0.098 (SE: 0.056); CNM-Au8 30 mg versus original placebo difference = -0.173 (SE: 0.076), p=0.023. Combined analyses of both CNM-Au8 doses (30 mg and 60 mg) also demonstrated nominally significant reductions in plasma NfL, CNM-Au8 versus placebo difference = -0.144 (SE: 0.066), p=0.029. We also announced the results of long-term survival analyses under the prespecified rank-preserving structural failure time model (“RPSFTM”) to account for the effects of CNM-Au8 in participants randomized to placebo who crossed-over to treatment with CNM-Au8. Under an assumption of a constant common treatment effect from CNM-Au8, treatment with CNM-Au8 demonstrated a 60% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo, after adjusting for the estimated benefit received after switching to CNM-Au8 (Cox hazard ratio=0.40, 95% CI: 0.19 to 0.85; p=0.017). CNM-Au8 was well-tolerated, and no drug-related serious adverse events or significant safety findings were reported. We also continue to support two Expanded Access Programs (“EAPs”) with the Sean M. Healey & AMG Center for ALS.

In February 2024, we announced results from two independent analyses of the pooled EAP data for CNM-Au8 30 mg compared to two independent datasets derived from PRO-ACT and the ALS/MND Natural History Consortium. The EAP dataset as of the date of the analyses was comprised of 256 participants with ALS of which 220 EAP participants had all baseline values available for matching. These participants were matched for similar baseline characteristics compared to each non-CNM-Au8 treated control. The results in the EAP participants versus the matched controls demonstrated a significant survival benefit for each comparison:

●

CNM-Au8 EAP vs. PRO-ACT matched controls: the baseline risk-adjusted hazard ratio demonstrated a 68% decreased risk of all-cause mortality with CNM-Au8 treatment (hazard ratio=0.320, 95% CI: 0.178 to 0.575, p=0.0001).

●

CNM-Au8 EAP vs. ALS/MND Natural History Consortium matched controls: the baseline risk-adjusted hazard ratio demonstrated a 57% decreased risk of all-cause mortality with CNM-Au8 treatment (hazard ratio=0.433, 95% CI: 0.282 to 0.663, p=0.0001).

Analyses of the full dataset of 256 participants compared to the 220 matched controls also showed statistically significant survival benefits with log-rank p-values of p<0.0001 and p=0.006 for the PRO-ACT and ALS/MND Natural History Consortium matched controls, respectively.

We are presently planning the design of an international Phase 3 study of CNM-Au8 30 mg, RESTORE-ALS, with expert ALS clinical advisors and expect to initiate the trial in the second half of 2024, contingent upon funding. We plan to work closely with regulatory health authorities from the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), ALS experts, and patient representatives to determine the proper path to support potential approval.

Additionally, we met with the FDA in the fourth quarter of 2023 and presented initial clinical and NfL biomarker results from our completed Phase 2 trials. We also presented the evidence of long-term survival data from these studies as well as the supportive safety data of more than 500 years of participant exposure to date without any identified safety signals (across ALS, MS, and PD). The FDA determined that the initial findings on biomarker NfL reduction from the Phase 2 trials were insufficient to support accelerated approval at that time. We are planning to provide supplemental data for further engagement with the FDA in the first half of 2024, including additional long-term clinical evidence and biomarker results of CNM-Au8’s treatment benefit in people living with ALS. We plan to demonstrate how CNM-Au8’s mechanism of action is linked to the reduction in NfL, and the association between observed NfL reductions and improved clinical outcomes in ALS patients, including increased survival time. We do not know when or if we will be able to file a New Drug Application (“NDA”) with the FDA which would be based on the outcome of our future meetings with the FDA and our accumulation of clinical evidence.

Multiple Sclerosis

In January 2024, we announced results from the open-label long-term extension (“LTE”) for the mITT population of our Phase 2 VISIONARY-MS clinical trial. The LS mean difference (SE) at week 144 for low contrast letter acuity (“LCLA”) change across both eyes versus the original randomization baseline of participants assigned to CNM-Au8 was: +8.70 letters (1.88), 95% CI: 5.0 to 12.4, p<0.0001; the LCLA LS squared mean difference (SE) versus the end of the double-blind period was: +4.0 letters (1.67), 95% CI: 0.72 to 7.30, p=0.017. Low contrast vision demonstrated sustained improvement by up to 38 letters across both eyes in individual participants, which represents multiple row gains on a greyed-out MS eye chart. The LS mean difference (SE) at week 144 for Symbol Digit Modalities Test (“SDMT”) change versus the original randomization baseline of participants assigned to CNM-Au8 was: +8.03 (1.52), 95% CI: 5.01 to 11.0, p<0.0001; the SDMT LS mean difference (SE) versus the end of the double-blind period was: +3.11 (1.3), 95% CI: 0.55 to 5.68, p=0.018. Cognitive improvement, particularly working memory and information processing speed, was improved by up to 35 points in individual participants, where a three-point change in cognitive processing speed has been deemed notable in other MS studies. Additionally, improvements demonstrated during the 48-week double-blind period were maintained in the LTE for the Timed 25-foot Walk (“T25FWT,” gait) and 9-Hole Peg Test (“9HPT,” upper extremity function). Placebo participants who transitioned to CNM-Au8 during the LTE showed significant improvements versus original baseline in LCLA and SDMT that were generally consistent with the increases observed in participants originally randomized to CNM-Au8.

We have initiated a second dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in non-active progressive MS patients. We anticipate enrollment concluding in the first half of 2024 with topline results available by the end of 2024. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the second half of 2024.

The chart below reflects the growing body of evidence for CSN therapeutics from our completed and ongoing clinical programs.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. Recently, in April 2023, the FDA granted accelerated approval to tofersen, branded as Qalsody, a drug from Biogen Inc. for the treatment of SOD1-ALS. A marketing authorization application for tofersen is currently under review by the EMA. Additionally, sodium phenylbutyrate and taurursodiol, a drug from Amylyx Pharmaceuticals, Inc. (“Amylyx”) for the treatment of ALS, previously received approval from the FDA and conditional approval from Health Canada based on the results of a Phase 2 trial. In January 2024, the European Commission refused the marketing authorization for sodium phenylbutyrate and taurursodiol, and in March 2024 Amylyx announced the results of a Phase 3 trial which did not demonstrate a statistically significant treatment benefit as measured by the ALSFRS-R score and quality of life patient-reported outcome assessments, including overall survival and respiratory function. Amylyx has voluntarily paused promotion of sodium phenylbutyrate and taurursodiol, with anticipated future engagement with regulatory authorities and the potential voluntarily withdrawal of the drug from the market.

Financial Overview

Our financial condition, results of operations, and the period-to-period comparability of our financial results are principally affected by the following factors:

Research and Development Expense

The discovery and development of novel drug candidates require a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of drug candidates has been advancing, with substantially all our research and development expenses relating to CNM-Au8, our lead asset, with the remainder spent on our CNM-ZnAg asset.

Our research and development expenses are affected by the scope and advancement of our existing product pipeline and the commencement of new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will decrease in early 2024 due to the completion of many of our ongoing clinical trials but will increase throughout 2024 and into future years as we advance our assets into Phase 3. Additionally, if we are able to file an NDA under an accelerated pathway with the FDA, contingent upon our discussions with the FDA regarding our accumulation of clinical evidence which is expected in the first half of 2024, we anticipate that our research and development expenses related to regulatory activities would increase in advance of receiving regulatory approval. If we are unable to file an NDA under an accelerated pathway, we would need to continue investing in clinical research activities and we anticipate that our research and development expenses would increase in future periods as we advance our assets in Phase 3.

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

Our clinical trial accrual process seeks to account for expenses resulting from obligations under contracts with CROs, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We reflect the appropriate clinical trial expenses in the consolidated financial statements by matching the appropriate expenses with the period in which services are performed. In the event advance payments are made to CROs, the payments are recorded as prepaid assets and expensed over the period in which services are performed.

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

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA, expected in the first half of 2024. If we are able to file an NDA with the FDA based on our accumulation of clinical evidence, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA based on our FDA interaction, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) gains and losses on termination of leases, (iii) commitment share expense from shares of Common Stock issued as a commitment fee, (iv) issuance costs allocated to liability-classified warrants, (v) a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering, (vi) changes in the fair value of our (a) common stock warrant liabilities and (b) Contingent Earn-outs, (vii) research and development tax credits, unconditional grants, and conditional grants for which applicable conditions have been met, and (viii) realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Results of Operations

Our results of operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Revenue:
Product revenue	$498	$329	51%
Royalty revenue	156	144	8%
Total revenue	654	473	38%
Operating expenses:
Cost of revenue	121	26	365%
Research and development	26,655	31,920	(16)%
General and administrative	14,418	16,936	(15)%
Total operating expenses	41,194	48,882	(16)%
Loss from operations	(40,540)	(48,409)	(16)%
Total other income (expense), net	(8,964)	18,491	*
Net loss	$(49,504)	$(29,918)	65%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the years ended December 31, 2023 and 2022, changes in product and royalty revenues were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Change
CNM-Au8	$6,795	$10,439	(35)%
CNM-ZnAg	682	2,662	(74)%
Unallocated	5,572	5,698	(2)%
Personnel	9,545	9,856	(3)%
Stock-based compensation	4,061	3,265	24%
Total research and development	$26,655	$31,920	(16)%

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to a decrease in expenses in the HEALEY ALS Platform Trial and our RESCUE-ALS, REPAIR-MS, REPAIR-PD, and VISIONARY-MS clinical trials due to completion of the blinded period of each trial and decreased CRO and clinical operations expenses; and a decrease in expenses related to non-clinical and pre-clinical activities; partially offset by an increase in expenses related to our two ongoing EAPs due to increased enrollment and expansion of one EAP; increased expenses related to the LTE for VISIONARY-MS; and an increase in expenses related to regulatory activities;

(ii)

a decrease in expenses related to CNM-ZnAg, primarily due to completion of the clinical trial for treatment of COVID-19 in 2022, and the renegotiation of our CRO fees during the year ended December 31, 2023;

(iii)

a decrease in unallocated expenses, primarily due to decreased research, manufacturing, equipment, and materials expenses; partially offset by increased rent, utility, and depreciation expenses due to our leased facility in Elkton, Maryland and our expanded facility in North East, Maryland;

(iv)	a decrease in personnel expenses, primarily due to a reduction in headcount during the fourth quarter of 2022, partially offset by increased employee compensation during the second half of 2023; and

(v)

an increase in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel, partially offset by our decreased headcount and corresponding stock-based compensation expense during 2023.

General and Administrative Expenses

General and administrative expense for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Directors’ and officersʼ insurance	$1,593	$3,395	(53)%
Legal	404	557	(27)%
Finance and accounting	1,317	773	70%
Public and investor relations	614	927	(34)%
Personnel	4,239	4,649	(9)%
Stock-based compensation	5,056	5,248	(4)%
Other	1,195	1,387	(14)%
Total general and administrative	$14,418	$16,936	(15)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in directors’ and officers’ insurance fees;

(ii)	a decrease in legal fees, primarily due to a decrease in general corporate legal fees, intellectual property fees, and legal fees related to financing and fundraising;

(iii)	an increase in finance and accounting fees, primarily due to increased fees from auditors, consultants, advisors, and other financial vendors, partially offset by decreased tax fees;

(iv)	a decrease in fees related to our public and investor relations efforts;

(v)	a decrease in personnel expenses, primarily due to a reduction in headcount during the fourth quarter of 2022, partially offset by increased employee compensation during the second half of 2023;

(vi)

a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel, and our decreased headcount during 2023; and

(vii)

a decrease in other expenses, primarily due to a decrease in expenses related to supplies and equipment, facilities, corporate and liability insurance, information technology, travel, business development, and office and professional expenses; partially offset by increased depreciation expense.

Total Other Income (Expense), Net

Total other income (expense), net, for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Interest income	$1,389	$225	517%
Interest expense	(4,558)	(3,296)	38%
Gain on termination of lease	—	420	*
Commitment share expense	(402)	—	*
Issuance costs for common stock warrant liabilities	(333)	—	*
Loss on initial issuance of equity	(14,840)	—	*
Change in fair value of common stock warrant liabilities	6,337	169	3,650%
Change in fair value of Clene Nanomedicine contingent earn-out liability	2,189	15,836	(86)%
Change in fair value of Initial Stockholders contingent earn-out liability	281	2,026	(86)%
Research and development tax credits and unrestricted grants	963	3,079	(69)%
Other income, net	10	32	(69)%
Total other income (expense), net	$(8,964)	$18,491	*

*	Not meaningful.

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

(ii)	a gain on termination of lease due to the termination of an operating lease for office space during the year ended December 31, 2022;

(iii)

commitment share expense, due to the shares of Common Stock issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”), as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company during the year ended December 31, 2023;

(iv)	issuance costs from a public equity offering allocated to liability-classified warrants during the year ended December 31, 2023;

(v)	a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering during the year ended December 31, 2023;

(vi)

a gain from a change in fair value of the common stock warrant liability due to the Original Avenue Warrant during the year ended December 31, 2022 and the New Avenue Warrant and Tranche A Warrants during the year ended December 31, 2023. The changes in fair value were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”). As of March 31, 2022, we reclassified Tranche 1 of the Original Avenue Warrant to additional paid-in capital. As of December 31, 2022, Tranche 2 of the Original Avenue Warrant expired, we recognized income of $0.2 million, and the warrant liability was extinguished;

(vii)

a gain from a change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the years ended December 31, 2023 and 2022. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions at the end of each respective period (see “Critical Accounting Estimates”);

(viii)

a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred and changes in the reimbursement percentage; and

(vii)	other income during the years ended December 31, 2023 and 2022, primarily due to realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00% for the years ended December 31, 2023 and 2022. We are also subject to state income tax in Utah at a rate of 4.65% and 4.85% for the years ended December 31, 2023 and 2022, respectively; and in Maryland at a rate of 8.25% for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00% for the years ended December 31, 2023 and 2022. Clene Australia had no taxable income or provision for income taxes for the years ended December 31, 2023 and 2022. We recorded other income of $1.0 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively, for research and development tax credits pertaining to Clene Australia for the 2023 and 2022 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the year ended December 31, 2023; and 15.00% up to €395,000 of taxable income and 25.80% for taxable income in excess of €395,000 for the year ended December 31, 2022. Clene Netherlands had no taxable income or provision for income taxes for the years ended December 31, 2023 and 2022.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $175.1 million from equity financing, including sales of common stock, preferred stock, and warrants to purchase common stock;

●	gross proceeds of $32.3 million from borrowings under convertible promissory notes;

●	gross proceeds of $27.3 million from borrowings under notes payable and convertible notes payable;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $8.9 million from refundable research and development tax credits;

●	gross proceeds of $2.9 million from grants from various organizations; and

●	gross proceeds of $1.0 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial for the treatment of ALS with certain drug candidates, including CNM-Au8, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $40.5 million and $48.4 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $242.7 million and $193.2 million as of December 31, 2023 and 2022. Our cash, cash equivalents, and marketable securities totaled $35.0 million and $23.3 million as of December 31, 2023 and 2022, respectively, and net cash used in operating activities was $30.2 million and $39.0 million for the years ended December 31, 2023 and 2022, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million to avoid acceleration of the full balance of the loan (see Note 8 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Firm commitments for funds include approximately $27,000 and $1.1 million of payments under finance and operating lease obligations, respectively; payment of principal and interest on notes payable totaling $22.5 million; and commitments under various agreements for capital expenditures totaling $0.4 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $6.4 million of payments under operating lease obligations, and interest and principal repayment of notes payable of $9.1 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(30,171)	$(39,011)
Net cash used in investing activities	(1,499)	(10,164)
Net cash provided by financing activities	42,163	17,249
Effect of foreign exchange rate changes on cash	(4)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,489	$(31,956)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $30.2 million for the year ended December 31, 2023, which resulted from a net loss of $49.5 million, adjusted for non-cash items totaling $19.5 million and a net change in operating assets and liabilities of $0.2 million. Significant non-cash items included (i) depreciation expense of $1.7 million relating to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.4 million; (iii) commitment share expense of $0.4 million related to the shares of Common Stock issued to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase Common Stock under a purchase agreement with the Company; (iv) issuance costs of $0.3 million from a public equity offering allocated to liability-classified warrants; (v) a loss on initial issuance of equity of $14.8 million from the fair value in excess of proceeds from a public equity offering; (vi) stock-based compensation expense of $9.1 million; (vii) accretion of debt discount of $1.2 million; (viii) non-cash interest expense of $0.4 million; and (ix) changes in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $2.2 million and $0.3 million, respectively, primarily driven by the decrease in price of our Common Stock on Nasdaq; and (x) a change in fair value of our common stock warrant liabilities of $6.3 million, primarily driven by the decrease in price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to the following: (a) a decrease in accounts receivable of $46,000 and a decrease in accounts payable of $1.5 million due to the timing of vendor invoicing and payments; (b) a decrease in prepaid expenses and other current assets of $2.0 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and a decrease in research and development tax credits receivable; (c) a decrease in accrued liabilities of $0.1 million primarily due to a decrease in accrued CRO and clinical fees, partially offset by an increase in accrued compensation and benefits and other accrued liabilities; and (d) a decrease in operating lease obligations of $0.6 million.

Net cash used in operating activities was $39.0 million for the year ended December 31, 2022, which resulted from a net loss of $29.9 million, adjusted for non-cash items totaling $7.6 million and a net change in operating assets and liabilities of $1.5 million. Significant non-cash items included (i) depreciation expense of $1.0 million relating to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.4 million; (iii) stock-based compensation expense of $8.5 million; (iv) gain on termination of lease of $0.4 million; (v) accretion of debt discount of $0.9 million; (vi) non-cash interest expense of $0.1 million; and (vii) the changes in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $15.8 million and $2.0 million, respectively, and the change in fair value of common stock warrant liability of $0.2 million. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. The net change in operating assets and liabilities was primarily attributable to the following: (a) an increase in accounts receivable of $0.1 million and an increase in accounts payable of $0.3 million due to the timing of vendor invoicing and payments; (b) an increase in prepaid expenses and other current assets of $1.4 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable; (c) an increase in accrued liabilities of $0.3 million primarily due to decreased accrued compensation and benefits; and (d) a decrease in operating lease obligations of $0.5 million.

Investing Activities

Net cash used in investing activities was $1.5 million for the year ended December 31, 2023, which consisted of (i) purchases of marketable securities of $6.2 million and (ii) purchases of property and equipment of $0.3 million, offset primarily by (iii) proceeds from maturities of marketable securities of $5.0 million. Net cash used in investing activities was $10.2 million for year ended December 31, 2022, which consisted of (i) purchases of marketable securities of $24.6 million and (ii) purchases of property and equipment of $5.2 million, partially offset by (iii) proceeds from maturities of marketable securities of $12.0 million and (iv) proceeds from sale of marketable securities of $7.6 million.

Financing Activities

Net cash provided by financing activities was $42.2 million for the year ended December 31, 2023, which consisted of (i) proceeds from issuance of common stock and warrants, net of offering costs, of $42.1 million, and (ii) proceeds from the issuance of notes payable of $0.4 million; partially offset by (iii) payments of finance lease obligations of $0.1 million and (iv) payments of notes payable modification fees of $0.2 million. Net cash provided by financing activities was $17.3 million for the year ended December 31, 2022, which consisted of (i) proceeds from exercise of stock options of $0.3 million, (ii) proceeds from issuance of common stock, net of offering costs, of $11.5 million, and (iii) proceeds from the issuance of notes payable of $5.7 million; partially offset by (iv) payments of finance lease obligations of $0.1 million and (v) payments of notes payable issuance costs of $0.1 million.

Public Offering

In June 2023, we sold 50,000,000 units at a sale price of $0.80 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”) as underwriter. Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $1.10 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A Warrants and Tranche B Warrants. We cannot predict when or if the Tranche A Warrants or Tranche B Warrants will be exercised, and it is possible they may expire and/or never be exercised. We paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and our prospectus supplement relating to the offering.

Common Stock Sales Agreement

During the year ended December 31, 2023, we sold 2,895,090 shares of Common Stock under our Equity Distribution Agreement (the “ATM Agreement”) with Canaccord, generated gross proceeds of $4.5 million, and paid commissions of $0.1 million. During the year ended December 31, 2022, we sold 358,769 shares of Common Stock and generated gross proceeds of $0.8 million, and commissions paid to Canaccord were insignificant. The issuance and sale of Common Stock by us under the ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022, and our prospectus supplement relating to the offering. On June 16, 2023, we suspended and terminated the prospectus supplement related to the offering, and on November 7, 2023, we filed a prospectus supplement for future sales pursuant to the ATM Agreement having an aggregate offering price of up to $15.0 million.

Common Stock Purchase Agreement

During the year ended December 31, 2023, we sold 400,000 shares of Common Stock under the purchase agreement (the “Purchase Agreement”) with Lincoln Park, issued 2,893 Additional Commitment Shares, and generated proceeds of $0.4 million. The issuance and sale of Common Stock under the Purchase Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement (the “Purchase Agreement Prospectus Supplement”) related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Purchase Agreement Prospectus Supplement and offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to the Contingent Earn-out payments based on achievement of certain milestones. In accordance with ASC 815, we classified the Contingent Earn-outs as liabilities and measured them at fair value on the date of the Reverse Recapitalization. We remeasure the liabilities at each reporting date and record the change in fair value as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss. The change in fair value of the Clene Nanomedicine Contingent Earn-out resulted in a gain of $2.2 million and $15.8 million for the years ended December 31, 2023 and 2022, respectively. The change in fair value of the Initial Stockholders Contingent Earn-out resulted in a gain of $0.3 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. We estimate the fair value using a Monte Carlo valuation model, which requires significant judgment. The unobservable inputs include the expected stock price volatility, the risk-free interest rate, and the expected term. As of December 31, 2023 and 2022, the unobservable inputs were as follows:

	December 31,	December 31,
	2023	2022
Expected stock price volatility	115.00%	115.00%
Risk-free interest rate	4.20%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.00	3.00

Convertible Notes

Pursuant to the 2021 Avenue Loan, $5.0 million of the outstanding principal is subject to a conversion option. In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified this portion as convertible notes payable in the consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of December 31, 2023 and 2022, the convertible note was carried at $4.9 million and $4.8 million, respectively.

We classified the 2022 DHCD Loan as convertible notes payable in the consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of December 31, 2023 and 2022, the convertible note was carried at $5.3 million and $5.0 million, respectively.

Common Stock Warrant Liabilities

Pursuant to a June 2023 amendment to the 2021 Avenue Loan, we issued a warrant to purchase 3,000,000 shares of Common Stock at $0.80 per share (the “New Avenue Warrant”). In accordance with ASC 815, we recognized the New Avenue Warrant as a derivative liability measured at fair value and remeasure the New Avenue Warrant at each reporting date and record the change in fair value as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss. The change in fair value of the New Avenue Warrant resulted in a gain of $0.5 million for the year ended December 31, 2023. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. As of December 31, 2023, the unobservable inputs were as follows:

December 31,
2023
Expected stock price volatility	105.00% –110.00%
Risk-free interest rate	3.88% –5.03%
Expected dividend yield	0.00%
Expected term (in years)	0.75 –4.5
Probability of change of control	25.00%
Probability of dissolution	50.00%
Probability of other outcome	25.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 50,000,000 shares of Common Stock at $1.10 per share and the Tranche B Warrants to purchase 50,000,000 shares of Common Stock at $1.50 per share. In accordance with ASC 815, we recognized the Tranche A Warrants as derivative liabilities measured at fair value and will remeasure the Tranche A Warrants at each reporting date and record the change in fair value as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss (the Tranche B Warrants qualified for equity classification at issuance). The change in fair value of the Tranche A Warrants out resulted in a gain of $5.8 million for the year ended December 31, 2023. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. As of December 31, 2023, the unobservable inputs were as follows:

December 31,
2023
Expected stock price volatility	100.00% –110.00%
Risk-free interest rate	4.13% –4.74%
Expected dividend yield	0.00%
Expected term (in years)	1.08 –2.46
Probability of NDA acceptance	20.00%
Probability of fundamental transaction	25.00%
Probability of dissolution	50.00%
Probability of other outcome	5.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the years ended December 31, 2023 and 2022, the unobservable inputs were as follows:

	Year Ended December 31,
	2023	2022
Expected stock price volatility	96.22% –103.31%	89.57% –99.77%
Risk-free interest rate	3.26% –4.66%	1.65% –4.31%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –6.43	5.00 –6.98

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the years ended December 31, 2023 and 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clene Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clene Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

March 13, 2024

We have served as the Company’s auditor since 2021.

CLENE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$28,821	$18,332
Marketable securities	6,179	4,983
Accounts receivable	143	189
Inventory	37	43
Prepaid expenses and other current assets	3,672	5,648
Total current assets	38,852	29,195
Restricted cash	58	58
Operating lease right-of-use assets	4,168	4,602
Property and equipment, net	9,263	10,638
TOTAL ASSETS	$52,341	$44,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$3,014
Accrued liabilities	3,720	3,863
Operating lease obligations, current portion	576	488
Finance lease obligations, current portion	27	74
Notes payable, current portion	14,627	6,418
Convertible notes payable, current portion	4,876	—
Total current liabilities	25,330	13,857
Operating lease obligations, net of current portion	4,903	5,557
Finance lease obligations, net of current portion	—	34
Notes payable, net of current portion	1,894	9,483
Convertible notes payable, net of current portion	5,258	9,770
Common stock warrant liabilities	1,481	—
Clene Nanomedicine contingent earn-out liability	75	2,264
Initial Stockholders contingent earn-out liability	10	291
TOTAL LIABILITIES	38,951	41,256
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 and 150,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 128,422,851 and 74,759,591 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	13	7
Additional paid-in capital	255,901	196,246
Accumulated deficit	(242,723)	(193,219)
Accumulated other comprehensive income	199	203
TOTAL STOCKHOLDERS’ EQUITY	13,390	3,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,341	$44,493

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue	$498	$329
Royalty revenue	156	144
Total revenue	654	473
Operating expenses:
Cost of revenue	121	26
Research and development	26,655	31,920
General and administrative	14,418	16,936
Total operating expenses	41,194	48,882
Loss from operations	(40,540)	(48,409)
Other income (expense), net:
Interest income	1,389	225
Interest expense	(4,558)	(3,296)
Gain on termination of lease	—	420
Commitment share expense	(402)	—
Issuance costs for common stock warrant liabilities	(333)	—
Loss on initial issuance of equity	(14,840)	—
Change in fair value of common stock warrant liabilities	6,337	169
Change in fair value of Clene Nanomedicine contingent earn-out liability	2,189	15,836
Change in fair value of Initial Stockholders contingent earn-out liability	281	2,026
Research and development tax credits and unrestricted grants	963	3,079
Other income, net	10	32
Total other income (expense), net	(8,964)	18,491
Net loss before income taxes	(49,504)	(29,918)
Income tax benefit	—	—
Net loss	(49,504)	(29,918)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	16	(14)
Foreign currency translation adjustments	(20)	(16)
Total other comprehensive loss	(4)	(30)
Comprehensive loss	$(49,508)	$(29,948)

Net loss per share – basic and diluted	$(0.47)	$(0.46)
Weighted average common shares used to compute basic and diluted net loss per share	104,938,819	65,204,663

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	62,312,097	$6	$175,659	$(163,301)	$233	$12,597
Issuance of common stock	11,082,695	1	11,459	—	—	11,460
Reclassification of common stock warrant liability to equity	—	—	305	—	—	305
Exercise of stock options	1,219,360	—	310	—	—	310
Stock-based compensation expense	—	—	8,513	—	—	8,513
Issuance of common stock upon vesting of restricted stock awards	145,439	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	(14)
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Net loss	—	—	—	(29,918)	—	(29,918)
Balances at December 31, 2022	74,759,591	$7	$196,246	$(193,219)	$203	$3,237
Issuance of common stock	53,630,651	6	45,568	—	—	45,574
Issuance of equity-classified warrants	—	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	9,117	—	—	9,117
Issuance of common stock upon vesting of restricted stock awards	32,609	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	16	16
Foreign currency translation adjustment	—	—	—	—	(20)	(20)
Net loss	—	—	—	(49,504)	—	(49,504)
Balances at December 31, 2023	128,422,851	$13	$255,901	$(242,723)	$199	$13,390

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,504)	$(29,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,705	1,019
Non-cash lease expense	434	389
Commitment share expense	402	—
Issuance costs for common stock warrant liabilities	333	—
Loss on initial issuance of equity	14,840	—
Change in fair value of common stock warrant liabilities	(6,337)	(169)
Change in fair value of Clene Nanomedicine contingent earn-out liability	(2,189)	(15,836)
Change in fair value of Initial Stockholders contingent earn-out liability	(281)	(2,026)
Stock-based compensation expense	9,117	8,513
Gain on termination of lease	—	(420)
Loss on sale of marketable securities	—	2
Accretion of debt discount	1,150	863
Non-cash interest expense	350	112
Changes in operating assets and liabilities:
Accounts receivable	46	(140)
Inventory	6	(2)
Prepaid expenses and other current assets	1,976	(1,443)
Accounts payable	(1,510)	285
Accrued liabilities	(143)	253
Operating lease obligations	(566)	(493)
Net cash used in operating activities	(30,171)	(39,011)
Cash flows from investing activities:
Purchases of marketable securities	(6,169)	(24,614)
Proceeds from maturities of marketable securities	5,000	12,015
Proceeds from sales of marketable securities	—	7,614
Purchases of property and equipment	(330)	(5,179)
Net cash used in investing activities	(1,499)	(10,164)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	310
Proceeds from issuance of common stock and warrants, net of offering costs	42,094	11,460
Payments of finance lease obligations	(81)	(135)
Proceeds from the issuance of notes payable	350	5,695
Payments of notes payable issuance costs	—	(81)
Payments of notes payable modification fees	(200)	—
Net cash provided by financing activities	42,163	17,249
Effect of foreign exchange rate changes on cash and restricted cash	(4)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,489	(31,956)
Cash, cash equivalents and restricted cash – beginning of period	18,390	50,346
Cash, cash equivalents and restricted cash – end of period	$28,879	$18,390

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$28,821	$18,332
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$28,879	$18,390

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrant liability recorded upon debt modification	$692	$—
Common stock warrant liability recorded upon public stock offering	$7,126	$—
Lease liability arising from obtaining right-of-use assets, leasehold improvements, and lease incentives	$—	$2,343
Lease incentive realized	$—	$500
Lease liability settled through termination of lease	$—	$602
Reclassification of common stock warrant liability to permanent equity	$—	$305
Purchases of property and equipment in accounts payable	$—	$806
Supplemental cash flow information:
Cash paid for interest expense	$3,059	$2,320

See accompanying notes to the consolidated financial statements.

CLENE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business

Clene Inc. (the “Company,” “we,” “us,” or similar such references) is a clinical-stage pharmaceutical company pioneering the discovery, development, and commercialization of novel clean-surfaced nanotechnology therapeutics. We have developed an electro-crystal-chemistry drug development platform which enables production of concentrated, stable, highly active, clean-surfaced nanocrystal suspensions. We have multiple drug assets currently in development for applications primarily in neurology. Our efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). Our patented electro-crystal-chemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents. Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, and related party (see Note 15).

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

Going Concern

We incurred a loss from operations of $40.5 million and $48.4 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $242.7 million and $193.2 million as of  December 31, 2023 and 2022. Our cash, cash equivalents, and marketable securities totaled $35.0 million and $23.3 million as of December 31, 2023 and 2022, respectively, and net cash used in operating activities was $30.2 million and $39.0 million for the years ended December 31, 2023 and 2022, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility, equity purchase agreement, and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Restricted Cash

We classify cash as restricted when it is unavailable for withdrawal or use in our general operating activities. Restricted cash is classified as current and noncurrent on the consolidated balance sheets based on the nature of the restriction. Our restricted cash balance includes contractually restricted deposits related to our corporate credit card.

Marketable Securities

Marketable securities are investments with original maturities of more than 90 days when purchased. We do not invest in securities with original maturities of more than one year. Marketable debt securities are considered available-for-sale and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income until realized. Realized gains and losses are included in other income (expense), net, on the basis of specific identification. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in other income (expense), net.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $23,000 in raw materials and $14,000 in finished goods as of December 31, 2023, and $29,000 in raw material and $14,000 in finished goods as of December 31, 2022. Inventory relates to our dietary supplement products.

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

Impairment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets. If an impairment review is performed to evaluate an asset group for recoverability, we compare the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. We did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Convertible Debt

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, when we issue notes with conversion features, we evaluate if the conversion feature is freestanding or embedded. If the conversion feature is embedded, we do not separate the conversion feature from the host contract for convertible notes that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in-capital. Consequently, we account for a convertible note as a single liability measured at its amortized cost as long as no other features require separation and recognition as derivatives. If the conversion feature is freestanding, or is embedded and meets the requirements to be separated, we account for the conversion feature as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). We record the derivative instrument at fair value at inception, and subsequently re-measure to fair value at each reporting period and immediately prior to the extinguishment of the derivative instrument, with any changes recorded in the consolidated statements of operations and comprehensive loss.

Deferred Offering Costs

We capitalize certain third-party legal, accounting, and other fees that are directly associated with in-process equity financings until such financings are completed. After completion of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should any in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of  December 31, 2023 and 2022, we did not have any deferred offering costs.

Leases

At inception of a contract, we determine if a contract meets the definition of a lease. We determine if the contract conveys the right to control the use of an identified asset for a period of time. We assess throughout the period of use whether we have both of the following: (i) the right to obtain substantially all the economic benefits from use of the identified asset, and (ii) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments less any lease incentives received. At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, our incremental borrowing rate is used as the discount rate. Our policy is to not record leases with an original term of twelve months or less within the consolidated balance sheets and we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain Clene Nanomedicine stockholders are entitled to receive additional shares of Common Stock (the “Clene Nanomedicine Contingent Earn-out”) as follows: (i) 3,338,483 shares if (a) the volume-weighted average price (“VWAP”) of our Common Stock equals or exceeds $15.00 (the “Milestone 1 Price”) in any twenty trading days within a thirty trading day period within three years of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 1 Price if a change of control transaction occurs within three years of the closing of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 1”); (ii) 2,503,851 shares if (a) the VWAP of our Common Stock equals or exceeds $20.00 (the “Milestone 2 Price”) in any twenty trading days within a thirty trading day period within five years of the closing of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 2 Price if a change of control transaction occurs within five years of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 2”). Milestone 1 was not achieved but if Milestone 2 is achieved, the Clene Nanomedicine stockholders will receive additional shares equal to Milestone 1. Tottenham’s former officers, directors, sponsor, and public stockholders (the “Initial Stockholders”) are entitled to receive earn-out shares (the “Initial Stockholders Contingent Earn-out,” and collectively with the Clene Nanomedicine Contingent Earn-out, the “Contingent Earn-outs”) as follows: (i) 375,000 shares upon the achievement of Milestone 1; and (ii) 375,000 shares upon achievement of Milestone 2. If Milestone 1 is not achieved but Milestone 2 is achieved, the Initial Stockholders will receive additional shares equal to Milestone 1.

In accordance with ASC 815, the Contingent Earn-outs are not indexed to our own stock and therefore were accounted for as a liability at the Reverse Recapitalization date and are subsequently remeasured to fair value at each reporting date with changes recorded as a component of other income (expense), net.

Common Stock Warrants

We account for common stock warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant terms. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.

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

Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver, and which performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. We typically satisfy our performance obligations via delivery of dietary supplements to the customer. Payments are due upon receipt for commercial transactions, or a prepayment is collected for online retail sales. Our revenue during the years ended December 31, 2023 and 2022 was comprised of sales of dietary supplements and royalties from sales of dietary supplements.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding of $0.3 million and $0 as a reduction of research and development expenses during the years ended December 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy:

●	Level 1—Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date.

●

Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●

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

Segment Information

We report segment information based on ASC 280 Segment Reporting (“ASC 280”), which defines operating segments as components of a company that engage in activities from which it may recognize revenues and incur expenses, and for which operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions regarding resource allocation and assess performance, and for which discrete financial information is available. Effective in the fourth quarter of 2023, we have revised our internal reporting processes to better align with our strategic priorities due to the immateriality of our dietary supplement operations. As a result and in accordance with ASC 280, we have determined that the Company is a single operating and reportable segment. Our chief executive officer is the CODM and allocates resources and assesses performance at a consolidated level. Previously, we operated as two operating and reportable segments related to our development and commercialization of drugs and dietary supplements. The change did not require any prior period information to be recast.

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

Research and Development

Research and development costs are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed. Research and development expenses consist of costs incurred for the discovery and development of our product candidates. Research and development costs include, but are not limited to, payroll and personnel expenses including stock-based compensation, clinical trial supplies, fees for clinical trial services, consulting costs, and allocated overhead, including rent, equipment, and utilities.

Clinical Trial Accrual

Our clinical trial accrual process accounts for expenses resulting from obligations under contracts with CROs, consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We estimate accruals for the progress of contract completion at each reporting date based upon the facts and circumstances known to us at that time and through discussion and reporting from applicable personnel and service providers. Clinical trial costs are charged to research and development expense in the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset which will be amortized to research and development expense over the period the contracted services are performed. CRO contracts generally include pass-through costs including, but not limited to, regulatory expenses, investigator fees, travel costs, shipping costs, printing fees, and other miscellaneous costs. In addition to pass-through costs, we generally incur costs in clinical trials in four distinct groups as follows:

●

CRO Start-Up—Start-up costs usually occur within a few months after the contract has been executed and include the initial study initiation, setup of the clinical trial, site recruitment, regulatory applications, investigator meetings, screening, preparation, pre-study visits, and training. These costs are expensed ratably over the start-up period when such period is identifiable or expensed as incurred when no such period is identifiable.

●

CRO Site and Study Management—Site and study management costs include medical and safety monitoring, patient administration and data management. These costs are usually calculated on a per-patient basis and expensed ratably over the treatment period beginning on the date the patient enrolls.

●

CRO Close-Down and Reporting—Close-down and reporting costs include analyzing data and reporting results from the study, which occurs after patients have ceased treatment and the clinical database is locked. These costs are expensed as incurred over the course of the close-down and reporting period when such period is identifiable or expensed as incurred when no such period is identifiable.

●

Third-Party Contracts—Third-party contract costs include fees charged by third parties for various support services which are not provided by CROs, such as fees for laboratories, data quality review, inventory control, and investigational product monitoring. These costs are expensed ratably over the service period with the engaged third-parties when such period is identifiable or expensed as incurred when no such period is identifiable.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other things, that public entities with a single reportable segment provide all the disclosures required by ASC 280 and ASU 2023-07, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires, among other things, that public entities on an annual basis disclose specific categories of the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and disclose income taxes paid disaggregated by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09.

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of December 31, 2023 were as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$19,883	$1	$—	$19,884
Money market funds	5,113	—	—	5,113
Total cash equivalents	24,996	1	—	24,997
Cash	3,824	—	—	3,824
Total cash and cash equivalents	$28,820	$1	$—	$28,821

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
U.S. Treasury securities	6,179	—	—	6,179
Total marketable securities	$6,179	$—	$—	$6,179

Available-for-sale securities as of  December 31, 2022 were as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$14,317	$—	$—	$14,317
Total cash equivalents	14,317	—	—	14,317
Cash	4,015	—	—	4,015
Total cash and cash equivalents	$18,332	$—	$—	$18,332

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
Commercial paper	$3,496	$—	$(14)	$3,482
Corporate debt securities	1,501	—	—	1,501
Total marketable securities	$4,997	$—	$(14)	$4,983

Proceeds from the sale and maturity of marketable securities held as available-for-sale were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Proceeds from maturities of marketable securities	$5,000	$12,015
Proceeds from sales of marketable securities	—	7,614
Total	$5,000	$19,629

Realized gains and losses included in earnings from the sale of available-for-sale securities were insignificant. As of December 31, 2023 and 2022, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Research and development tax credits receivable	$1,195	$2,777
Metals to be used in research and development	1,909	2,290
Other	568	581
Total prepaid expenses and other current assets	$3,672	$5,648

Note 5. Property and Equipment, Net

Property and equipment, net, as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Lab equipment	$4,092	$3,934
Office equipment	178	177
Computer software	459	459
Leasehold improvements	9,983	5,677
Construction in progress	1,438	5,664
	16,150	15,911
Less accumulated depreciation	(6,887)	(5,273)
Total property and equipment, net	$9,263	$10,638

Depreciation expense recorded in research and development expense and general and administrative expense for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
General and administrative	$267	$229
Research and development	1,438	790
Total depreciation expense	$1,705	$1,019

Note 6. Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Accrued compensation and benefits	$2,120	$2,007
Accrued CRO and clinical fees	481	1,297
Other	1,119	559
Total accrued liabilities	$3,720	$3,863

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

As of December 31, 2023 and 2022, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively; and a weighted-average remaining term of 6.4 years and 7.3 years, respectively.

Finance Leases

Assets recorded under finance lease obligations and included within property and equipment as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Lab equipment	$636	$408
Work in process	—	228
Total	636	636
Less accumulated depreciation	(449)	(326)
Net	$187	$310

As of December 31, 2023 and 2022, our finance lease obligations had a weighted-average interest rate of 11.0% and 10.2%, respectively; and a weighted-average remaining term of 0.4 years and 1.2 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our finance and operating lease obligations as of December 31, 2023 was as follows:

(in thousands)	Finance Leases	Operating Leases
2024	27	1,082
2025	—	1,208
2026	—	1,236
2027	—	1,132
2028	—	1,093
Thereafter	—	1,694
Total minimum lease payments	27	7,445
Less amount representing interest/discounting	—	(1,966)
Present value of minimum lease payments	27	5,479
Less lease obligations, current portion	(27)	(576)
Lease obligations, net of current portion	$—	$4,903

Components of Lease Cost

The components of finance and operating lease costs for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Finance lease costs:
Amortization	$112	$82
Interest on lease liabilities	11	16
Operating lease costs	1,011	948
Short-term lease costs	3	1
Variable lease costs	262	304
Total lease costs	$1,399	$1,351

Supplemental Cash Flow Information

	Year Ended December 31,
(in thousands)	2023	2022
Operating cash flows from operating leases	$(1,276)	$(1,253)
Operating cash flows from finance leases	$(11)	$(16)
Financing cash flows from finance leases	$(81)	$(135)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of December 31, 2023 and 2022 was as follows:

	Stated	December 31,	December 31,
(in thousands, except interest rates)	Interest Rate	2023	2022
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$138	$130
Maryland DHCD (commenced February 2019)	8.00%	694	654
Maryland DHCD (commenced May 2022)	6.00%	1,083	704
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	15,000	15,000
		16,915	16,488
Less unamortized discount and debt issuance costs		(394)	(587)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(14,627)	(6,418)
Total notes payable, net of current portion		$1,894	$9,483

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	$5,000	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,308	5,007
		10,308	10,007
Less unamortized discount and debt issuance costs		(174)	(237)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		(4,876)	—
Total convertible notes payable, net of current portion		$5,258	$9,770

Maryland Loans

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 119,907 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of December 31, 2023 and 2022, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $40,000 and of $40,000 for the years ended  December 31, 2023 and 2022, respectively.

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 23,981 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of December 31, 2023 and 2022, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $8,000 and $8,000 for the years ended  December 31, 2023 and 2022, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). As of December 31, 2023, we had drawn $1.1 million with the remainder available for future equipment purchases until May 17, 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of  December 31, 2023 and 2022, the balance of accrued and unpaid interest was $0.1 million and $22,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. Under an agreement between DHCD and Avenue, an existing secured creditor of the Company, DHCD was granted a first priority lien on the Assets as collateral. We recognized interest expense of $0.1 million and $23,000 for the years ended  December 31, 2023 and 2022, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of  December 31, 2023 and 2022, the balance of accrued and unpaid interest was $0.3 million and $8,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock, or (ii) $4.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. For the years ended  December 31, 2023 and 2022, we recognized (i) total interest expense of $0.3 million and $7,200, respectively; (ii) coupon interest expense of $0.3 million and $7,500, respectively; and (iii) amortization of debt issuance costs of $1,000 and ($300), respectively; and the effective interest rate was 5.91%.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of December 31, 2023 and 2022, the interest rate was 15.10% and 14.10%, respectively. We borrowed $15.0 million in May 2021 plus $5.0 million in September 2021 (“Tranche 1”), and the remaining $10.0 million (“Tranche 2”) was not drawn and expired. We incurred $0.8 million of debt issuance costs of which $47,000 related to liability-classified warrants was expensed immediately and the remainder was recorded as a debt discount. Payments were interest-only for the first 12 months and the interest-only period was extended for (i) 12 months due to our achievement of certain clinical trial milestones, plus (ii) an additional 12 months (through June 30, 2024), pursuant to an amendment in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). The interest-only period may be extended through December 31, 2024, subject to (i) our receipt of net proceeds of at least $40.0 million, in addition to Equity Milestone 1, from the sale and issuance of our equity securities on or before June 30, 2024 (“Equity Milestone 2”), and (ii) acceptance of a New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”) filed by us for the treatment of ALS (the “ALS NDA Milestone”). Following the interest-only period, we are required to make equal monthly installments of principal plus interest at the variable rate then in effect until December 1, 2024, which may be extended to December 1, 2025, so long as no event of default has occurred and is continuing and we have achieved (i) Equity Milestone 2 and (ii) the ALS NDA Milestone. Additionally, a payment of 4.25% of the funded principal, equal to $0.9 million (the “Final Payment”), is due at maturity, which we recorded as a debt premium.

At any time between May 21, 2022, and May 21, 2024, Avenue may, in its sole discretion, convert up to $5.0 million of outstanding principal into Common Stock at $10.36 per share (the “Avenue Conversion Feature”), subject to certain price and volume restrictions related to our Common Stock on Nasdaq. The Final Payment and Avenue Conversion Feature did not meet the requirements for derivative accounting. As of December 31, 2023 and 2022, unamortized debt discount and issuance costs related to the convertible note were $0.1 million and $0.2 million, respectively. For the convertible note for the years ended  December 31, 2023 and 2022, we recognized (i) total interest expense of $1.0 million and $0.8 million, respectively; (ii) coupon interest expense of $0.8 million and $0.6 million, respectively; (iii) amortization of debt discount and issuance costs of $0.3 million and $0.2 million, respectively; and (iv) the effective interest rate was 22.79% and 19.69%, respectively.

We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; limitations on our ability to pay dividends; and we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million. We are not in violation of any covenants. Avenue has the ability to immediately accelerate all obligations under the 2021 Avenue Loan upon the occurrence of certain events of default or material adverse effects. The 2021 Avenue Loan is collateralized by substantially all our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest. We recognized interest expense of $4.1 million and $3.2 million for the years ended  December 31, 2023 and 2022, respectively.

At the inception of the 2021 Avenue Loan, we issued a warrant to Avenue to purchase 115,851 shares of Common Stock at $8.63 per share (the “Original Avenue Warrant”). A portion of the net proceeds at issuance of the 2021 Avenue Loan were allocated to the Original Avenue Warrant in an amount equal to its fair value of $1.5 million and were recorded as a debt discount. Pursuant to the Second Amendment, the Original Avenue Warrant was cancelled and a new warrant to purchase 3,000,000 shares of Common Stock at $0.80 per share was issued (the “New Avenue Warrant”). Avenue may exercise the New Avenue Warrant for cash or on a net or “cashless” basis. In the event of a change of control of the Company, the New Avenue Warrant shall be automatically exchanged for the number of shares of Common Stock which remain exercisable thereunder immediately prior to the change of control transaction, for no payment or consideration from Avenue for such shares, and the New Avenue Warrant shall be terminated. At issuance, the New Avenue Warrant was recorded as a liability and debt discount in an amount equal to its fair value of $0.7 million. The Second Amendment, including the revised terms, cancellation of the Original Avenue Warrant, and issuance of the New Avenue Warrant was accounted for as a debt modification.

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2021 Avenue Loan	2022 MD Loan	2022 DHCD Loan
2024	$—	$—	$20,000	$—	$—
2025	—	—	—	347	—
2026	—	—	—	369	—
2027	—	—	—	317	—
2028	—	—	—	—	5,000
Thereafter	500	100	—	—	—
Total debt principal payments	500	100	20,000	1,033	5,000
Accrued and unpaid interest	194	38	—	50	308
Less unamortized discount and debt issuance costs	—	—	(497)	(21)	(50)
Future debt payments, net	$694	$138	$19,503	$1,062	$5,258

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

As of December 31, 2023 and 2022, we had commitments under various agreements for capital expenditures totaling $0.4 million and $1.6 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received the following grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) to fund biomarker analyses related our VISIONARY-MS Phase 2 clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) to fund Cohort 2 of our REPAIR-MS clinical trial. Pursuant to the grant agreements, if we make future commercial sales of CNM-Au8 for the treatment of MS, we will repay: (i) 50% of the grants upon the first commercial product sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grants if all milestones are achieved. If NMSS has not yet received repayments equal in the aggregate to 300% of the 2019 Grant or 150% of the 2023 Grant, then upon the closing of any of the following events we will repay 300% of the 2019 Grant, equal to $1.0 million, or 150% of the 2023 Grant, equal to $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the applicable research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS (for the 2019 Grant only), or (vi) licensing of our commercialization rights to CNM-Au8 for the treatment of MS (for the 2023 Grant only). As of December 31, 2023, we have not met any of the above milestones and the applicable research has not been completed. We accounted for these contingencies in accordance with ASC 450, Contingencies. Management has assessed the likelihood of each contingent event as less than probable and therefore no contingent liability is recognized. Management’s estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that Management’s estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
United States	$(48,578)	$(26,941)
Foreign	(926)	(2,977)
Net loss before income taxes	$(49,504)	$(29,918)

We had no income tax expense or benefit for the years ended December 31, 2023 and 2022. A reconciliation of income tax computed at the U.S. federal statutory rate of 21.00% to expense for income taxes for the years ended  December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Income tax expense (benefit) at federal statutory rate	$(10,383)	$(6,282)
State income taxes (net of federal benefit)	(1,402)	(320)
Loss on initial issuance of equity	3,186	—
Change in fair value of common stock warrant liabilities	(1,331)	(36)
Change in fair value of contingent earn-outs	(519)	(3,029)
Research and development tax credits	(982)	(423)
Stock compensation	431	(170)
Foreign rate differential	(80)	(261)
Adjustment for change in tax rate	(1,277)	—
Other	(266)	67
Change in valuation allowance	12,623	10,454
Income tax benefit	$—	$—

Our effective tax rate was 0.00% and 0.00% during the years ended December 31, 2023 and 2022, respectively. Significant components of deferred tax assets (liabilities) as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$35,246	$30,460
Depreciation and amortization	1,281	1,131
Research and development tax credits	5,538	3,808
Lease liability	1,335	1,312
Right-of-use asset	(1,016)	(999)
Capitalized research and development expenses	8,424	4,712
Non-qualified stock options and restricted stock awards	6,037	3,849
Accrued compensation	510	396
Other	(40)	20
Total deferred tax assets (liabilities)	57,315	44,689
Less: valuation allowance	(57,315)	(44,689)
Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making the assessment. We believe it is more likely than not that we will not realize the benefits of these deductible differences and have applied a full valuation allowance against them.

We have federal and state net operating losses (“NOLs”) of approximately $147.1 million and $96.7 million as of December 31, 2023, respectively that, subject to limitation, may be available in future tax years to offset taxable income. Of the available federal NOLs, approximately $113.7 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current federal tax laws. The remaining balance of $33.4 million will begin to expire after 2034. Of the available state NOLs, approximately $83.7 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. Additionally, we had approximately $5.6 million of research and development credit carryforwards that will begin to expire after 2034 if not utilized.

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

We have not recorded any amounts for unrecognized tax benefits as of December 31, 2023 and 2022. We recognize interest and penalties related to income tax matters in income tax expense. We have no accrual of interest and penalties on the consolidated balance sheets and have not recognized interest and penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2016 to present are subject to examination by the U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. We currently have no pending examinations. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets.

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of December 31, 2023, 5,360,658 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and 18,400,000 shares of Common Stock are reserved for issuance thereunder. As of December 31, 2023, a total of 17,580,408 stock options and other stock awards had been granted under the 2020 Plan and 819,592 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
General and administrative	$5,056	$5,248
Research and development	4,061	3,265
Total stock-based compensation expense	$9,117	$8,513

Stock-based compensation expense by award type for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Stock options	$9,079	$8,513
Stock awards	38	—
Total stock-based compensation expense	$9,117	$8,513

Stock Options

Outstanding stock options and related activity for the year ended December 31, 2023 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2022	15,260,297	$2.98	7.28	$2,348
Granted	7,053,200	0.92	9.47	—
Forfeited	(467,109)	5.45	—	—
Outstanding – December 31, 2023	21,846,388	$2.26	7.28	$302
Vested and exercisable – December 31, 2023	11,717,679	$2.58	5.84	$302
Vested, exercisable or expected to vest – December 31, 2023	21,846,388	$2.26	7.28	$302

As of December 31, 2023 and 2022, we had approximately $13.7 million and $18.2 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.10 years and 2.58 years, respectively.

The weighted-average grant-date fair value of stock options granted during the year ended  December 31, 2023 and 2022 was $0.73 and $1.49, respectively. The assumptions used to calculate the fair value of stock options granted during the year ended  December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Expected stock price volatility	96.22% –103.31%	89.57% –99.77%
Risk-free interest rate	3.26% –4.66%	1.65% –4.31%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –6.43	5.00 –6.98

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity for the year ended December 31, 2023 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2022	769,139	$9.84
Granted	43,479	1.15
Converted to shares of Common Stock upon vesting	(32,609)	1.15
Forfeited	(1,194)	9.84
Unvested balance – December 31, 2023	778,815	$9.72

As of  December 31, 2023, we had $11,000 of unrecognized stock-based compensation costs related to non-vested stock awards which is expected to be recognized over a weighted-average period of 0.23 years. As of December 31, 2022, we had no unrecognized stock-based compensation costs related to non-vested stock awards.

Note 12. Fair Value

Cash, cash equivalents, and marketable securities are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of  December 31, 2023 is as follows:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$19,884	$—	$19,884
Money market funds	5,113	—	—	5,113
Marketable securities:
U.S. Treasury securities	—	6,179	—	6,179
Common stock warrant liabilities	—	—	1,481	1,481
Clene Nanomedicine contingent earn-out liability	—	—	75	75
Initial Stockholders contingent earn-out liability	—	—	10	10

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2022 is as follows:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,317	$—	$—	$14,317
Marketable securities:
Commercial paper	—	3,482	—	3,482
Corporate debt securities	—	1,501	—	1,501
Clene Nanomedicine contingent earn-out liability	—	—	2,264	2,264
Initial Stockholders contingent earn-out liability	—	—	291	291

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments for the year ended  December 31, 2023 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2022	$—	$2,264	$291
Initial fair value of instruments	7,818	—	—
Change in fair value	(6,337)	(2,189)	(281)
Balance – December 31, 2023	$1,481	$75	$10

Changes in the fair value of our Level 3 financial instruments for the year ended  December 31, 2022 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2021	$474	$18,100	$2,317
Change in fair value	—	(15,836)	(2,026)
Reclassification from liability to equity	(305)	—	—
Extinguishment of instrument	(169)	—	—
Balance – December 31, 2022	$—	$2,264	$291

Valuation of Notes Payable and Convertible Notes Payable

The 2019 MD Loan and the 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of the Phantom Shares (see Note 8) which approximates fair value. The 2021 Avenue Loan, the 2022 MD Loan, and the 2022 DHCD Loan are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates. Our notes payable and convertible notes payable are categorized within Level 3 of the fair value hierarchy.

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

December 31,
2023
Expected stock price volatility	105.00% –110.00%
Risk-free interest rate	3.88% –5.03%
Expected dividend yield	0.00%
Expected term (in years)	0.75 –4.5
Probability of change of control	25.00%
Probability of dissolution	50.00%
Probability of other outcome	25.00%

The Tranche A Warrants are classified as a liability and carried at fair value (the Tranche B Warrants qualified for equity classification at issuance). We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable inputs to the Black-Scholes option pricing model were as follows:

December 31,
2023
Expected stock price volatility	100.00% –110.00%
Risk-free interest rate	4.13% –4.74%
Expected dividend yield	0.00%
Expected term (in years)	1.08 –2.46
Probability of NDA acceptance	20.00%
Probability of fundamental transaction	25.00%
Probability of dissolution	50.00%
Probability of other outcome	5.00%

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

	December 31,	December 31,
	2023	2022
Expected stock price volatility	115.00%	115.00%
Risk-free interest rate	4.20%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	2.00	3.00

Note 13. Capital Stock

As of December 31, 2023 and 2022, our amended and restated certificate of incorporation authorized us to issue 300,000,000 and 150,000,000 shares of Common Stock, par value $0.0001 per share, respectively; and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023 and 2022, we had 128,422,851 and 74,759,591 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding.

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

Common Stock Warrants

As of December 31, 2023 and 2022, outstanding warrants to purchase shares of Common Stock were as follows:

					Number of Shares Issuable
					December 31,	December 31,
Date Exercisable	Exercise Price	Expiration		Classification	2023	2022
December 2020	$11.50	December 2025	(1)	Equity	2,407,500	2,407,500
December 2020	$11.50	December 2025	(2)	Equity	24,583	24,583
December 2020	$1.97	April 2023	(3)	Equity	—	1,929,111
May 2021	$8.63	May 2026	(4)	Equity	—	115,851
June 2023	$0.80	June 2028	(5)	Liability	3,000,000	—
June 2023	$1.10	June 2026	(6)	Liability	50,000,000	—
June 2023	$1.50	June 2030	(7)	Equity	50,000,000	—
Total					105,432,083	4,477,045

(1)

Represents 2,407,500 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $16.50 per share for any 20 trading days within a 30-trading day period. As of December 31, 2023 and 2022, no warrants had been exercised.

(2)

Represents 24,583 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of December 31, 2023 and 2022, no warrants had been exercised.

(3)

Represents 1,929,111 shares of Common Stock underlying warrants to purchase one share of Common Stock, issued by Clene Nanomedicine as Series A preferred stock warrants and senior equity warrants in August 2013. As of April 2023, the warrants expired.

(4)	Represents 115,851 shares of Common Stock underlying the Original Avenue Warrant. As of June 2023, the warrant had not been exercised and was cancelled pursuant to the Second Amendment (see Note 8).

(5)	Represents 3,000,000 shares of Common Stock underlying the New Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of December 31, 2023, the warrant had not been exercised.

(6)

Represents 50,000,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of December 31, 2023, no warrants had been exercised.

(7)

Represents 50,000,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of December 31, 2023, no warrants had been exercised.

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

In June 2023, we sold 50,000,000 units at a sale price of $0.80 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”) as underwriter. Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $1.10 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A Warrants and Tranche B Warrants. We cannot predict when or if the Tranche A Warrants or Tranche B Warrants will be exercised, and it is possible they may expire and/or never be exercised. We paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The Tranche A Warrants were exercisable immediately and will expire on the earlier of (i) sixty (60) days following the date of our public announcement that the filing of an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. The Tranche B Warrants were exercisable immediately and will expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. If we enter into or become party to a fundamental transaction (which generally includes a merger of the Company with or into another entity; the sale, lease, license, or transfer of all or substantially all of our assets; tender or exchange offers; or reclassification, reorganization, or recapitalization of our Common Stock), then (i) we or our successor entity shall purchase all outstanding Tranche A Warrants by paying the holders cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of each Tranche A Warrant, and (ii) upon any subsequent exercise of a Tranche B Warrant, the holder shall be entitled to receive, at the option of the holder, the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrant is exercisable immediately prior to such fundamental transaction. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and our prospectus supplement relating to the offering. The total fair value of the Tranche A Warrants, Tranche B Warrants, and shares of Common Stock sold in the offering exceeded the offering proceeds by $14.8 million, therefore pursuant to ASC 815, this amount was recognized as a loss on the initial issuance of equity in the consolidated statements of operations and comprehensive loss. The underwriting discounts and commissions and underwriting expenses were allocated to the shares of Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified Tranche A Warrants recorded as an expense in the consolidated statements of operations and comprehensive loss, and the amounts allocated to the shares of Common Stock and Tranche B Warrants as a reduction to their initial carrying values.

Common Stock Sales Agreement

In April 2022, we entered into an Equity Distribution Agreement which we amended in December 2022 (the “ATM Agreement”). Canaccord acts as placement agent and we may offer and sell shares of Common Stock from time to time through Canaccord having an aggregate offering place of up to $50.0 million. The issuance and sale of Common Stock by us under the ATM Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement relating to the offering, and on November 7, 2023, we filed a prospectus supplement for the future offer and sale of Common Stock pursuant to the ATM Agreement having an aggregate offering price of up to $15.0 million.

Pursuant to the ATM Agreement, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us. Canaccord is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from each sale of Common Stock, if any. During the year ended  December 31, 2023, we sold 2,895,090 shares of Common Stock, generated gross proceeds of $4.5 million, and paid commissions of $0.1 million. During the year ended December 31, 2022, we sold 358,769 shares of Common Stock and generated gross proceeds of $0.8 million, and commissions paid to Canaccord were insignificant.

Common Stock Purchase Agreement

In March 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of shares of Common Stock at our sole discretion, from time to time over a 36-month period commencing on March 7, 2023. The issuance and sale of Common Stock under the Purchase Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement (the “Purchase Agreement Prospectus Supplement”) related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Purchase Agreement Prospectus Supplement and offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of December 31, 2023. During the year ended  December 31, 2023, we sold 400,000 shares of Common Stock under the Purchase Agreement, issued 2,893 Additional Commitment Shares, and generated proceeds of $0.4 million.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the years ended  December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(49,504)	$(29,918)
Denominator:
Weighted average common shares outstanding	104,938,819	65,204,663
Net loss per share attributable to common stockholders – basic and diluted	$(0.47)	$(0.46)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended  December 31, 2023 and 2022 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2023	2022
Convertible notes payable (see Note 8)	1,732,703	1,732,703
Common stock warrants (see Note 13)	105,432,083	4,477,045
Options to purchase common stock (see Note 11)	21,846,388	15,260,297
Unvested restricted stock awards (see Note 11)	778,815	769,139
Contingent earn-out shares (see Note 2)	6,592,334	6,592,334
Total	136,382,323	28,831,518

Note 15. Related Party Transactions

License and Supply Agreements

In August 2018, we entered into a license agreement (the “License Agreement”) and exclusive supply agreement (the “Supply Agreement”) in conjunction with 4Life’s investment in the Series C preferred stock and warrants of our predecessor.

●

License Agreement.  We granted 4Life an exclusive and royalty-bearing license to develop, manufacture, and sell certain non-pharmaceutical, low-concentration dietary supplement products produced by our electro-crystal-chemistry platform. 4Life pays royalties to us equal to 3% of net sales of licensed products. 4Life is subject to an annual minimum sales requirement; if unmet, 4Life may pay us an additional fee to maintain exclusivity or have the license converted to non-exclusive. The initial term of the exclusive license is five years from the commencement of product sales under the License Agreement, which occurred in July 2020, with an option to renew for additional five-year periods upon mutual agreement.

●

Supply Agreement.  We granted 4Life an exclusive right to purchase certain non-pharmaceutical, low-concentration dietary supplement products produced by our electro-crystal-chemistry platform. 4Life’s price to purchase products from us under the Supply Agreement is equal to our fully encumbered manufacturing costs plus 20%. Upon the occurrence of certain events, 4Life can achieve the right to exclusively manufacture products under the Supply Agreement. The initial term of the Supply Agreement is five years from the minimum sales commencement date, which occurred in April 2021, with an option to renew for additional five-year periods upon mutual agreement.

We currently provide an aqueous zinc-silver ion dietary (mineral) supplement to 4Life on a non-exclusive basis, which is sold by 4Life under the tradename Zinc Factor™; and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles on an exclusive basis, which is sold by 4Life under the tradename Gold Factor™ and is subject to royalties. Total revenue under the License and Supply Agreements for the years ended  December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Product revenue from related parties	$462	$316
Royalty revenue from related parties	156	144
Total revenue from related parties	$618	$460

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2023 and 2022, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

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

Material Weakness Remediation

Management continues to be actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. During 2023, we made the following enhancements to our control environment:

●

we have continued to strengthen the experience of our internal accounting team through refinement of our processes and internal controls over financial reporting and our IT and technical accounting resources; and

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation” above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, which were identified in connection with management’s evaluation required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item is included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Information required by Item is included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item is included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item is included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Information required by Item is included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

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

4.3	Specimen TOTA Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by Tottenham on July 5, 2018).
4.4	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 16, 2023).
4.5	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on June 16, 2023).
4.6	Form of Avenue Venture Opportunities Fund, L.P. Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 30, 2023).
10.1#	Clene Inc. Board of Directors Compensation Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2021).
10.2#	Clene Inc. Amended 2020 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2023).
10.3#

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by Chelsea Worldwide Inc. on December 15, 2020).

10.4#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.5#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Morgan Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.6#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Robert Etherington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.8##	License Agreement, effective August 31, 2018, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by Chelsea Worldwide Inc. on December 15, 2020).
10.9	Exclusive Supply Agreement, dated August 31, 2018, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by Chelsea Worldwide Inc. on December 15, 2020).
10.10	Loan and Security Agreement, dated as of May 21, 2021, between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.11##	First Amendment to the Loan and Security Agreement, dated as of June 30, 2021 between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2021).
10.12##	Second Amendment to Loan and Security Agreement, dated August 9, 2022, by and between Clene Inc., Clene Nanomedicine, Inc. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 15, 2022).
10.13†	Supplement to the Loan and Security Agreement, dated as of May 21, 2021, among Clene Inc., Clene Nanomedicine, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.14

Amendment to Supplement to Loan and Security Agreement, dated as of February 11, 2022, among Clene Inc., Clene Nanomedicine, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 11, 2022).

10.15##	Second Amendment to Supplement to Loan and Security Agreement, dated June 27, 2023, by and among Avenue Venture Opportunities Fund, L.P., Clene Inc., and Clene Nanomedicine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 30, 2023).
10.16	Security Agreement, dated May 17, 2022, by Clene Nanomedicine, Inc. in favor of the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.17†	Disbursement Agreement, dated May 17, 2022, by and between Clene Nanomedicine, Inc. and the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.18	Promissory Note, dated May 17, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.19	Amended and Restated Promissory Note, dated July August 5, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 15, 2022).
10.20##	Loan Agreement, dated December 8, 2022, by and between the Department of Housing and Community Development, a principal department of the State of Maryland, and Clene Nanomedicine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.21	Promissory Note, dated December 8, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.22##

Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and 100 Chesapeake Blvd LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).

10.23##

Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and Upper Chesapeake Flex One, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).

10.24	Equity Distribution Agreement, dated April 14, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).
10.25	Amendment No. 1 to Equity Distribution Agreement, dated December 19, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 20, 2022).
10.26	Form of Securities Purchase Agreement, dated October 31, 2022, by and among Clene Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 31, 2022).
10.27##	Purchase Agreement, dated March 3, 2023, by and between Clene Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 3, 2023).

10.28##	Registration Rights Agreement, dated March 3, 2023, by and between Clene Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 3, 2023).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clene Inc. Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or agreement.
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

CLENE INC.

Date: March 13, 2024	By:	/s/ Robert Etherington
Robert Etherington
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Etherington	President, Chief Executive Officer and Director	March 13, 2024
Robert Etherington	(Principal Executive Officer)

/s/ Morgan R. Brown	Chief Financial Officer	March 13, 2024
Morgan R. Brown	(Principal Financial and Accounting Officer)

/s/ David J. Matlin	Chairman of the Board	March 13, 2024
David J. Matlin

/s/ Arjun Desai	Director	March 13, 2024
Arjun Desai

/s/ Jonathon T. Gay	Director	March 13, 2024
Jonathon T. Gay

/s/ Shalom Jacobovitz	Director	March 13, 2024
Shalom Jacobovitz

/s/ Matthew Kiernan	Director	March 13, 2024
Matthew Kiernan

/s/ Vallerie V. McLaughlin	Director	March 13, 2024
Vallerie V. McLaughlin

/s/ Alison H. Mosca	Director	March 13, 2024
Alison H. Mosca

/s/ Reed Neil Wilcox	Director	March 13, 2024
Reed Neil Wilcox