Form 10-Q
period 2024-03-31
Clene Inc.
filed 2024-05-08
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the Registrant’s common stock as of May 6, 2024 was 128,433,721.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$21,732	$28,821
Marketable securities	6,178	6,179
Accounts receivable	64	143
Inventory	37	37
Prepaid expenses and other current assets	4,100	3,672
Total current assets	32,111	38,852
Restricted cash	58	58
Operating lease right-of-use assets	4,046	4,168
Property and equipment, net	8,854	9,263
TOTAL ASSETS	$45,069	$52,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,645	$1,504
Accrued liabilities	3,905	3,720
Operating lease obligations, current portion	599	576
Finance lease obligations, current portion	7	27
Notes payable, current portion	14,987	14,627
Convertible notes payable, current portion	5,042	4,876
Total current liabilities	26,185	25,330
Operating lease obligations, net of current portion	4,720	4,903
Notes payable, net of current portion	1,820	1,894
Convertible notes payable, net of current portion	5,265	5,258
Common stock warrant liabilities	2,790	1,481
Clene Nanomedicine contingent earn-out liability	22	75
Initial Stockholders contingent earn-out liability	3	10
TOTAL LIABILITIES	40,805	38,951
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 and 300,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 128,433,721 and 128,422,851 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	257,914	255,901
Accumulated deficit	(253,803)	(242,723)
Accumulated other comprehensive income	140	199
TOTAL STOCKHOLDERS’ EQUITY	4,264	13,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,069	$52,341

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$44	$64
Royalty revenue	29	43
Total revenue	73	107
Operating expenses:
Cost of revenue	16	5
Research and development	5,869	7,395
General and administrative	3,420	3,439
Total operating expenses	9,305	10,839
Loss from operations	(9,232)	(10,732)
Other income (expense), net:
Interest income	359	172
Interest expense	(1,244)	(1,066)
Commitment share expense	—	(399)
Change in fair value of common stock warrant liabilities	(1,309)	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	53	(55)
Change in fair value of Initial Stockholders contingent earn-out liability	7	(7)
Research and development tax credits and unrestricted grants	286	314
Other income, net	—	3
Total other income (expense), net	(1,848)	(1,038)
Net loss before income taxes	(11,080)	(11,770)
Income tax benefit	—	—
Net loss	(11,080)	(11,770)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(4)	14
Foreign currency translation adjustments	(55)	4
Total other comprehensive income (loss)	(59)	18
Comprehensive loss	$(11,139)	$(11,752)

Net loss per share – basic and diluted	$(0.09)	$(0.15)
Weighted average common shares used to compute basic and diluted net loss per share	128,427,231	76,049,665

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	128,422,851	$13	$255,901	$(242,723)	$199	$13,390
Stock-based compensation expense	—	—	2,013	—	—	2,013
Issuance of common stock upon vesting of restricted stock awards	10,870	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Net loss	—	—	—	(11,080)	—	(11,080)
Balances at March 31, 2024	128,433,721	$13	$257,914	$(253,803)	$140	$4,264

Balances at December 31, 2022	74,759,591	7	196,246	(193,219)	203	3,237
Issuance of common stock	3,227,758	1	4,664	—	—	4,665
Stock-based compensation expense	—	—	2,223	—	—	2,223
Unrealized gain on available-for-sale securities	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(11,770)	—	(11,770)
Balances at March 31, 2023	77,987,349	$8	$203,133	$(204,989)	$221	$(1,627)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,080)	$(11,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	420	402
Non-cash lease expense	122	108
Commitment share expense	—	399
Change in fair value of common stock warrant liabilities	1,309	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	(53)	55
Change in fair value of Initial Stockholders contingent earn-out liability	(7)	7
Stock-based compensation expense	2,013	2,223
Accretion of debt discount	367	250
Non-cash interest income on marketable securities	(81)	—
Non-cash interest expense on notes payable	91	82
Changes in operating assets and liabilities:
Accounts receivable	79	126
Inventory	—	(45)
Prepaid expenses and other current assets	(428)	(581)
Accounts payable	141	(2,406)
Accrued liabilities	185	2,070
Operating lease obligations	(160)	(138)
Net cash used in operating activities	(7,082)	(9,218)
Cash flows from investing activities:
Purchases of marketable securities	(6,168)	—
Proceeds from maturities of marketable securities	6,250	5,000
Purchases of property and equipment	(11)	(278)
Net cash provided by investing activities	71	4,722
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	—	4,266
Payments of finance lease obligations	(19)	(28)
Proceeds from the issuance of notes payable	—	350
Net cash provided by (used in) financing activities	(19)	4,588
Effect of foreign exchange rate changes on cash and restricted cash	(59)	18
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,089)	110
Cash, cash equivalents and restricted cash – beginning of period	28,879	18,390
Cash, cash equivalents and restricted cash – end of period	$21,790	$18,500

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$21,732	$18,442
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$21,790	$18,500

Supplemental cash flow information:
Cash paid for interest expense	$784	$982

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

Going Concern

We incurred a loss from operations of $9.2 million and $10.7 million for the three months ended March 31, 2024 and 2023, respectively. Our accumulated deficit was $253.8 million and $242.7 million as of March 31, 2024 and December 31, 2023, respectively. Our cash, cash equivalents, and marketable securities totaled $27.9 million and $35.0 million as of March 31, 2024 and December 31, 2023, respectively, and net cash used in operating activities was $7.1 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three months ended March 31, 2024 and 2023 are unaudited.

Results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $23,000 in raw materials and $14,000 in finished goods as of March 31, 2024, and $23,000 in raw material and $14,000 in finished goods as of December 31, 2023. Inventory relates to our dietary supplement products.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment consist of laboratory and office equipment, computer software, and leasehold improvements. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets, which are 3 to 5 years for laboratory equipment, 3 to 7 years for furniture and fixtures, and 2 to 5 years for computer software. Leasehold improvements are amortized over the lesser of the estimated lease term or the estimated useful life of the assets. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated or amortized in accordance with the above useful lives once placed into service. Upon retirement or sale, the related cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the condensed consolidated statements of operations and comprehensive loss. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred.

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, when we issue debt with warrants, we treat the warrants as a debt discount, recorded as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as interest expense in the condensed consolidated statements of operations and comprehensive loss. The offset to the contra-liability is recorded as additional paid-in capital in the condensed consolidated balance sheets if the warrants are not treated as a derivative or liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Otherwise, the offset to the contra-liability is recorded as a warrant liability in the condensed consolidated balance sheets and is subject to re-measurement to fair value at each balance sheet date, with any changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. If the debt is retired early, the associated debt discount is then recognized immediately as interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

Common Stock Warrants

We account for common stock warrants as either equity- or liability-classified instruments based on an assessment of the warrant terms. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding of $0.3 million and $0 as a reduction of research and development expenses during the three months ended March 31, 2024 and 2023, respectively.

Foreign Currency Translation and Transactions

Our functional and reporting currency is the U.S. dollar (“USD”). Clene Australia and Clene Netherlands determined their functional currencies to be the Australian dollar and Euro, respectively. The results of our foreign currency operations are translated into USD at the average exchange rates during the period, assets and liabilities are translated using the exchange rate as of the balance sheet date, and stockholders’ equity is translated using historical rates. Adjustments from the translation of the results of our foreign currency operations are excluded from net loss and are accumulated in a separate component of stockholders’ equity. We also incur foreign exchange transaction gains and losses for purchases denominated in foreign currencies. Foreign exchange transaction gains and losses are included in other income (expense), net, as incurred.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The only elements of other comprehensive loss in any periods presented were the translation of foreign currency denominated balances of Clene Australia and Clene Netherlands to USD for consolidation and our unrealized gain (loss) on available-for-sale securities.

Segment Information

We report segment information based on ASC 280 Segment Reporting (“ASC 280”), which defines operating segments as components of a company that engage in activities from which it may recognize revenues and incur expenses, and for which operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions regarding resource allocation and assess performance, and for which discrete financial information is available. Effective in the fourth quarter of 2023, we revised our internal reporting processes to better align with our strategic priorities due to the immateriality of our dietary supplement operations. As a result and in accordance with ASC 280, we determined that the Company is a single operating and reportable segment. Our chief executive officer is the CODM and allocates resources and assesses performance at a consolidated level. Prior to the fourth quarter of 2023, we operated as two operating and reportable segments related to our development and commercialization of drugs and dietary supplements. The change did not require any prior period information to be recast.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of March 31, 2024 were as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$12,192	$—	$(1)	$12,191
Money market funds	5,660	—	—	5,660
Total cash equivalents	17,852	—	(1)	17,851
Cash	3,881	—	—	3,881
Total cash and cash equivalents	$21,733	$—	$(1)	$21,732

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
U.S. Treasury securities	$6,179	$—	$(1)	$6,178
Total marketable securities	$6,179	$—	$(1)	$6,178

Available-for-sale securities as of  December 31, 2023 were as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$19,883	$1	$—	$19,884
Money market funds	5,113	—	—	5,113
Total cash equivalents	24,996	1	—	24,997
Cash	3,824	—	—	3,824
Total cash and cash equivalents	$28,820	$1	$—	$28,821

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
U.S. Treasury securities	$6,179	$—	$—	$6,179
Total marketable securities	$6,179	$—	$—	$6,179

We received proceeds of $6.3 million and $5.0 million from the maturity of marketable securities during the three months ended March 31, 2024 and 2023, respectively. We had no realized gains or losses from the sale of available-for-sale securities during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Metals to be used in research and development	$1,826	$1,909
Research and development tax credits receivable	1,442	1,195
Other	832	568
Total prepaid expenses and other current assets	$4,100	$3,672

Note 5. Property and Equipment, Net

Property and equipment, net, as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Lab equipment	$4,065	$4,092
Office equipment	177	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,449	1,438
	16,133	16,150
Less accumulated depreciation	(7,279)	(6,887)
Total property and equipment, net	$8,854	$9,263

Depreciation expense recorded in research and development expense and general and administrative expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
General and administrative	$66	$67
Research and development	354	335
Total depreciation expense	$420	$402

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$2,628	$2,120
Accrued CRO and clinical fees	746	481
Other	531	1,119
Total accrued liabilities	$3,905	$3,720

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

Operating Leases

Operating leases primarily consist of real estate leases for office and laboratory space. We have three real estate leases: (i) a laboratory and manufacturing facility which commenced in September 2021 with a ten-year term and an option to extend for two five-year periods, (ii) a laboratory and manufacturing facility which commenced in February 2022 with a seven-year term and an option to extend for two five-year periods, and (iii) our corporate office which commenced a renewed term in September 2022 for seven years with an option to extend for five years. We did not recognize the payments to be made in the option periods as part of the right-of-use asset or lease liability because the exercise of the option is not reasonably certain.

As of March 31, 2024 and December 31, 2023, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 6.1 years and 6.4 years, respectively.

Finance Leases

Assets recorded under finance lease obligations and included within property and equipment as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Lab equipment	$636	$636
Less accumulated depreciation	(469)	(449)
Net	$167	$187

As of March 31, 2024 and December 31, 2023, our finance lease obligations had a weighted-average interest rate of 11.0% and 11.0%, respectively, and a weighted-average remaining term of 0.1 years and 0.4 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our finance and operating lease obligations as of March 31, 2024 was as follows:

(in thousands)	Finance Leases	Operating Leases
2024 (remainder)	$7	$789
2025	—	1,208
2026	—	1,236
2027	—	1,132
2028	—	1,093
2029	—	649
Thereafter	—	1,045
Total minimum lease payments	7	7,152
Less amount representing interest/discounting	—	(1,833)
Present value of minimum lease payments	7	5,319
Less lease obligations, current portion	(7)	(599)
Lease obligations, net of current portion	$—	$4,720

Components of Lease Cost

The components of finance and operating lease costs for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Finance lease costs:
Amortization	$27	$20
Interest on lease liabilities	—	6
Operating lease costs	254	253
Variable lease costs	53	50
Total lease costs	$334	$329

Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating cash flows from operating leases	$(307)	$(303)
Operating cash flows from finance leases	$—	$(6)
Financing cash flows from finance leases	$(19)	$(28)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of March 31, 2024 and December 31, 2023 was as follows:

	Stated	March 31,	December 31,
(in thousands, except interest rates)	Interest Rate	2024	2023
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$140	$138
Maryland DHCD (commenced February 2019)	8.00%	704	694
Maryland DHCD (commenced May 2022)	6.00%	1,083	1,083
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	15,000	15,000
		16,927	16,915
Less unamortized discount and debt issuance costs		(120)	(394)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(14,987)	(14,627)
Total notes payable, net of current portion		$1,820	$1,894

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	$5,000	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,388	5,308
		10,388	10,308
Less unamortized discount and debt issuance costs		(81)	(174)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		(5,042)	(4,876)
Total convertible notes payable, net of current portion		$5,265	$5,258

Maryland Loans

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 119,907 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of March 31, 2024 and December 31, 2023, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $10,000 and $10,000 for the three months ended March 31, 2024 and 2023, respectively.

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 23,981 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of March 31, 2024 and December 31, 2023, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $2,000 and $2,000 for the three months ended March 31, 2024 and 2023, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). As of March 31, 2024, we had drawn $1.0 million with the remainder available for future equipment purchases until May 17, 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of March 31, 2024 and December 31, 2023, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. Under an agreement between DHCD and Avenue, an existing secured creditor of the Company, DHCD was granted a first priority lien on the Assets as collateral. We recognized interest expense of $15,000 and $12,000 for the three months ended March 31, 2024 and 2023, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of March 31, 2024 and December 31, 2023, the balance of accrued and unpaid interest was $0.4 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $4.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. For the three months ended March 31, 2024 and 2023, we recognized (i) total interest expense of $0.1 million and $0.1 million, respectively; (ii) coupon interest expense of $0.1 million and $0.1 million, respectively; and (iii) amortization of debt issuance costs of $3,000 and $3,000, respectively; and the effective interest rate was 5.99%.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of March 31, 2024 and December 31, 2023, the interest rate was 15.10% and 14.10%, respectively. We borrowed $15.0 million in May 2021 plus $5.0 million in September 2021 (“Tranche 1”), and the remaining $10.0 million (“Tranche 2”) was not drawn and expired. We incurred $0.8 million of debt issuance costs of which $47,000 related to liability-classified warrants was expensed immediately and the remainder was recorded as a debt discount. Payments were interest-only for the first 12 months and the interest-only period was extended for (i) 12 months due to our achievement of certain clinical trial milestones, plus (ii) an additional 12 months (through June 30, 2024), pursuant to an amendment in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). The interest-only period may be extended through December 31, 2024, subject to (i) our receipt of net proceeds of at least $40.0 million, in addition to Equity Milestone 1, from the sale and issuance of our equity securities on or before June 30, 2024 (“Equity Milestone 2”), and (ii) acceptance of a New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”) filed by us for the treatment of ALS (the “ALS NDA Milestone”). Following the interest-only period, we are required to make equal monthly installments of principal plus interest at the variable rate then in effect until December 1, 2024, which may be extended to December 1, 2025, so long as no event of default has occurred and is continuing and we have achieved (i) Equity Milestone 2 and (ii) the ALS NDA Milestone. Additionally, a payment of 4.25% of the funded principal, equal to $0.9 million (the “Final Payment”), is due at maturity, which we recorded as a debt premium.

At any time between May 21, 2022 and May 21, 2024, Avenue may, in its sole discretion, convert up to $5.0 million of outstanding principal into Common Stock at $10.36 per share (the “Avenue Conversion Feature”), subject to certain price and volume restrictions related to our Common Stock on Nasdaq. The Final Payment and Avenue Conversion Feature did not meet the requirements for derivative accounting. As of March 31, 2024 and December 31, 2023, unamortized debt discount and issuance costs related to the convertible note were $33,000 and $0.1 million, respectively. For the convertible note for the three months ended March 31, 2024 and 2023, we recognized (i) total interest expense of $0.3 million and $0.2 million, respectively; (ii) coupon interest expense of $0.2 million and $0.2 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.1 million, respectively; and the effective interest rate was 22.79% and 20.17%, respectively.

We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; limitations on our ability to pay dividends; and we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million. We are not in violation of any covenants. Avenue has the ability to immediately accelerate all obligations under the 2021 Avenue Loan upon the occurrence of certain events of default or material adverse effects. The 2021 Avenue Loan is collateralized by substantially all our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest. We recognized interest expense of $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2021 Avenue Loan	2022 MD Loan	2022 DHCD Loan
2024 (remainder)	$—	$—	$20,000	$—	$—
2025	—	—	—	347	—
2026	—	—	—	369	—
2027	—	—	—	317	—
2028	—	—	—	—	5,000
2029	—	—	—	—	—
Thereafter	500	100	—	—	—
Total debt principal payments	500	100	20,000	1,033	5,000
Accrued and unpaid interest	204	40	—	50	388
Less unamortized discount and debt issuance costs	—	—	(134)	(20)	(47)
Future debt payments, net	$704	$140	$19,866	$1,063	$5,341

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

As of March 31, 2024 and December 31, 2023, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.4 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received the following grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) to fund biomarker research related our VISIONARY-MS Phase 2 clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) to fund Cohort 2 of our REPAIR-MS clinical trial. Pursuant to the grant agreements, if we make future commercial sales of CNM-Au8 for the treatment of MS, we will repay: (i) 50% of the grants upon the first commercial product sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grants if all milestones are achieved. If NMSS has not yet received repayments equal in the aggregate to 300% of the 2019 Grant or 150% of the 2023 Grant, then upon the closing of any of the following events we will repay 300% of the 2019 Grant, equal to $1.0 million, or 150% of the 2023 Grant, equal to $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the applicable research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS (for the 2019 Grant only), or (vi) licensing of our commercialization rights to CNM-Au8 for the treatment of MS (for the 2023 Grant only). As of March 31, 2024, we have not met any of the above milestones and the applicable research has not been completed. We accounted for these contingencies in accordance with ASC 450, Contingencies. Management has assessed the likelihood of each contingent event as less than probable and therefore no contingent liability is recognized. Management’s estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that Management’s estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$(11,039)	$(11,546)
Foreign	(41)	(224)
Net loss before income taxes	$(11,080)	$(11,770)

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2017 to present are subject to examination by the U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. There are currently no pending examinations. We compute our quarterly income tax provision by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets.

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of March 31, 2024, 5,357,359 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and 18,400,000 shares of Common Stock are reserved for issuance thereunder. As of March 31, 2024, a total of 17,722,653 stock options and other stock awards had been granted under the 2020 Plan, and 677,347 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
General and administrative	$1,136	$1,250
Research and development	877	973
Total stock-based compensation expense	$2,013	$2,223

Stock-based compensation expense by award type for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$2,002	$2,222
Stock awards	11	1
Total stock-based compensation expense	$2,013	$2,223

Stock Options

Outstanding stock options and related activity for the three months ended March 31, 2024 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2023	21,846,388	$2.26	7.28	$302
Granted	280,070	0.44	9.95	—
Forfeited	(141,124)	5.33	—	—
Outstanding – March 31, 2024	21,985,334	$2.22	7.07	$568
Vested and exercisable – March 31, 2024	12,511,524	$2.55	5.79	$567
Vested, exercisable or expected to vest – March 31, 2024	21,985,334	$2.22	7.07	$568

As of March 31, 2024 and December 31, 2023, we had approximately $11.7 million and $13.7 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.92 years and 2.10 years, respectively.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $0.34 and $0.99, respectively. The assumptions used to calculate the fair value of stock options granted during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Expected stock price volatility	99.99%	96.22% –103.24%
Risk-free interest rate	4.04%	3.38% –3.98%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00	5.00 –6.08

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity for the three months ended March 31, 2024 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2023	778,815	$9.72
Converted to shares of Common Stock upon vesting	(10,870)	1.15
Unvested balance – March 31, 2024	767,945	$9.84

As of March 31, 2024, we had no unrecognized stock-based compensation cost related to non-vested stock awards. As of  December 31, 2023, we had approximately $11,000 of unrecognized stock-based compensation costs related to non-vested stock awards expected to be recognized over a weighted-average period of 0.23 years.

Note 12. Fair Value

Cash, cash equivalents, and marketable securities are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of March 31, 2024 is as follows:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$12,191	$—	$12,191
Money market funds	5,660	—	—	5,660
Marketable securities:
U.S. Treasury securities	—	6,178	—	6,178
Common stock warrant liabilities	—	—	2,790	2,790
Clene Nanomedicine contingent earn-out liability	—	—	22	22
Initial Stockholders contingent earn-out liability	—	—	3	3

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2023 is as follows:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$19,884	$—	$19,884
Money market funds	5,113	—	—	5,113
Marketable securities:
U.S. Treasury securities	—	6,179	—	6,179
Common stock warrant liabilities	—	—	1,481	1,481
Clene Nanomedicine contingent earn-out liability	—	—	75	75
Initial Stockholders contingent earn-out liability	—	—	10	10

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments for the three months ended March 31, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$75	$10
Change in fair value	1,309	(53)	(7)
Balance – March 31, 2024	$2,790	$22	$3

Changes in the fair value of our Level 3 financial instruments for the three months ended March 31, 2023 were as follows:

(in thousands)	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2022	$2,264	$291
Change in fair value	55	7
Balance – March 31, 2023	$2,319	$298

Valuation of Notes Payable and Convertible Notes Payable

The 2019 MD Loan and the 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of the Phantom Shares (see Note 8), which approximates fair value. The 2021 Avenue Loan, the 2022 MD Loan, and the 2022 DHCD Loan are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates. Our notes payable and convertible notes payable are categorized within Level 3 of the fair value hierarchy.

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

	March 31,	December 31,
	2024	2023
Expected stock price volatility	105.00% – 120.00%	105.00% – 110.00%
Risk-free interest rate	4.28% – 5.38%	3.88% – 5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 4.25	0.75 – 4.50
Probability of change of control	20.00%	25.00%
Probability of dissolution	50.00%	50.00%
Probability of other outcome	30.00%	25.00%

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

	March 31,	December 31,
	2024	2023
Expected stock price volatility	100.00% – 105.00%	100.00% – 110.00%
Risk-free interest rate	4.55% – 5.15%	4.13% – 4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.83 – 2.21	1.08 – 2.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	20.00%	25.00%
Probability of dissolution	50.00%	50.00%
Probability of other outcome	10.00%	5.00%

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

	March 31,	December 31,
	2024	2023
Expected stock price volatility	97.50%	115.00%
Risk-free interest rate	4.70%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	1.75	2.00

Note 13. Capital Stock

As of March 31, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 300,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, we had 128,433,721 and 128,422,851 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding.

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

Common Stock Warrants

As of March 31, 2024 and  December 31, 2023, outstanding warrants to purchase shares of Common Stock were as follows:

					Number of Shares Issuable
					March 31,	December 31,
Date Exercisable	Exercise Price	Expiration		Classification	2024	2023
December 2020	$11.50	December 2025	(1)	Equity	2,407,500	2,407,500
December 2020	$11.50	December 2025	(2)	Equity	24,583	24,583
June 2023	$0.80	June 2028	(3)	Liability	3,000,000	3,000,000
June 2023	$1.10	June 2026	(4)	Liability	50,000,000	50,000,000
June 2023	$1.50	June 2030	(5)	Equity	50,000,000	50,000,000
Total					105,432,083	105,432,083

(1)

Represents 2,407,500 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $16.50 per share for any 20 trading days within a 30-trading day period. As of March 31, 2024 and December 31, 2023, no warrants had been exercised.

(2)

Represents 24,583 shares of Common Stock underlying warrants to purchase one-half (1/2) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of March 31, 2024 and December 31, 2023, no warrants had been exercised.

(3)

Represents 3,000,000 shares of Common Stock underlying the New Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of March 31, 2024 and December 31, 2023, the warrant had not been exercised.

(4)

Represents 50,000,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of March 31, 2024 and December 31, 2023, no warrants had been exercised.

(5)

Represents 50,000,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of March 31, 2024 and December 31, 2023, no warrants had been exercised.

Public Offerings

In June 2023, we sold 50,000,000 units at a sale price of $0.80 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”) as underwriter. Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $1.10 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A Warrants and Tranche B Warrants. We cannot predict when or if the Tranche A Warrants or Tranche B Warrants will be exercised, and it is possible they may expire and/or never be exercised. We paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The Tranche A Warrants were exercisable immediately and will expire on the earlier of (i) sixty (60) days following the date of our public announcement that the filing of an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. The Tranche B Warrants were exercisable immediately and will expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. If we enter into or become party to a fundamental transaction (which generally includes a merger of the Company with or into another entity; the sale, lease, license, or transfer of all or substantially all of our assets; tender or exchange offers; or reclassification, reorganization, or recapitalization of our Common Stock), then (i) we or our successor entity shall purchase all outstanding Tranche A Warrants by paying the holders cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of each Tranche A Warrant, and (ii) upon any subsequent exercise of a Tranche B Warrant, the holder shall be entitled to receive, at the option of the holder, the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrant is exercisable immediately prior to such fundamental transaction. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and our prospectus supplement relating to the offering. The total fair value of the Tranche A Warrants, Tranche B Warrants, and shares of Common Stock sold in the offering exceeded the offering proceeds by $14.8 million, therefore pursuant to ASC 815, this amount was recognized as a loss on the initial issuance of equity in the condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The underwriting discounts and commissions and underwriting expenses were allocated to the shares of Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified Tranche A Warrants recorded as an expense in the condensed consolidated statements of operations and comprehensive loss, and the amounts allocated to the shares of Common Stock and Tranche B Warrants as a reduction to their initial carrying values.

Common Stock Sales Agreement

In April 2022, we entered into an Equity Distribution Agreement, which we amended in December 2022 (the “ATM Agreement”). Canaccord acts as placement agent and we may offer and sell shares of Common Stock from time to time through Canaccord having an aggregate offering price of up to $50.0 million. The issuance and sale of Common Stock by us under the ATM Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022. We subsequently terminated and filed a new prospectus supplement relating to the offering, which was most recently amended on May 8, 2024 for the future offer and sale of Common Stock having an aggregate offering price of up to $12.3 million.

Pursuant to the ATM Agreement, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us. Canaccord is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from each sale of Common Stock, if any. We did not make any sales during the three months ended March 31, 2024. During the three months ended March 31, 2023, we sold 2,895,090 shares of Common Stock, generated gross proceeds of $4.5 million, and paid commissions of $0.1 million.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of March 31, 2024 and  December 31, 2023. We did not make any sales during the during the three months ended March 31, 2024 and 2023.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(11,080)	$(11,770)
Denominator:
Weighted average common shares outstanding	128,427,231	76,049,665
Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(0.15)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2024	2023
Convertible notes payable (see Note 8)	1,732,703	1,732,703
Common stock warrants (see Note 13)	105,432,083	4,477,045
Options to purchase common stock (see Note 11)	21,985,334	16,205,404
Unvested restricted stock awards (see Note 11)	767,945	812,170
Contingent earn-out shares (see Note 2)	6,592,334	6,592,334
Total	136,510,399	29,819,656

Note 15. Related Party Transactions

License and Supply Agreements

In August 2018, we entered into a license agreement (the “License Agreement”) and exclusive supply agreement (the “Supply Agreement”) in conjunction with 4Life’s investment in the Series C preferred stock and warrants of our predecessor. Subsequent to March 31, 2024, on April 25, 2024, we entered into an amendment to the License Agreement and Supply Agreement (the “Amended 4Life Agreements”). The Amended 4Life Agreements contain the following terms:

●

Supply Agreement.  We granted 4Life, or its affiliates and mutually-agreed upon manufacturing vendors (the “Buyer Purchasing Parties”) an exclusive right to purchase certain of our dietary supplement and non-pharmaceutical products (the “Licensed Products”), and we shall exclusively sell the Licensed Products to the Buyer Purchasing Parties. The purchase price of Licensed Products shall be equal to our cost plus 20%. 4Life must sell certain amounts of Licensed Products for the calendar years beginning in 2024 and extending through 2033 (the “Minimum Sales Commitment”), with Minimum Sales Commitments for years subsequent to 2033, if applicable, to be negotiated between the Company and 4Life. The Company may permanently convert 4Life’s exclusive rights to purchase Licensed Products to non-exclusive rights if: (i) 4Life fails to achieve the Minimum Sales Commitment for any two consecutive years, and (ii) 4Life fails to pay additional royalty fees to maintain exclusivity (as set forth under “License Agreement” below) (the “Exclusivity Provision”).

●

License Agreement.  We granted 4Life an exclusive, royalty bearing license to use, sell, and commercialize the Licensed Products. On a quarterly basis, 4Life shall pay us a royalty rate of 3% of incremental sales of Licensed Products, which is equal to the lesser of (a) the increase in net sales for the quarter over a base period quarter as determined in the License Agreement, or (b) net sales. If 4Life fails to meet the Exclusivity Provision, 4Life may continue to maintain exclusivity by paying us the difference between (a) the royalty fee that would otherwise have been earned by us if 4Life had met the Minimum Sales Commitment and (b) actual royalties paid to us. However, notwithstanding any other provisions of the License Agreement, on or after January 1, 2027, we shall be permitted to sell Licensed Products through third party retail outlets or via our own websites. The term of the License Agreement will continue until December 31, 2033, unless earlier terminated pursuant to the License Agreement or Supply Agreement. The Amended 4Life Agreements will be renewable for additional five-year terms upon mutual agreement of the parties.

We currently provide an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold by 4Life under the tradename Zinc Factor™; and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, which is sold by 4Life under the tradename Gold Factor™. Total revenue under the License and Supply Agreements for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Product revenue from related parties	$43	$63
Royalty revenue from related parties	29	43
Total revenue from related parties	$72	$106

Note 16. Subsequent Events

Other than as described above under Note 13 and Note 15, on April 9, 2024, we announced our entrance into the first subaward (the “Subaward”) under the  October 2023 grant (“the NIH Grant”) awarded from the National Institute of Health (“NIH”) to us, in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic. The NIH Grant will support a four-year Expanded Access Program (the “NIH EAP”) for CNM-Au8 treatment of ALS. Of the $45.1 million total award, subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. The Subaward represents an amount of up to $7.3 million of grant funds that may be paid to us as reimbursement for our expenses incurred for the NIH EAP during the period from September 25, 2023 to August 31, 2024. Future subawards for the remainder of the up to $30.9 million will be governed by future agreements or addendums. Since September 25, 2023 to date, we incurred $3.1 million of qualifying expenses that we will request for reimbursement under the Subaward and will be recorded as a reduction of research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our or our management team’s expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us,” or “our” are intended to mean the business and operations of Clene Inc. and its consolidated subsidiaries.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In April 2024, we announced our entrance into the first subaward (the “Subaward”) under the October 2023 grant (“the NIH Grant”) awarded from the National Institute of Health (“NIH”) to us, in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic. The NIH Grant will support a four-year Expanded Access Program (the “NIH EAP”) for CNM-Au8 treatment of ALS. Of the $45.1 million total award, subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. The Subaward represents an amount of up to $7.3 million of grant funds that may be paid to us as reimbursement for our expenses incurred for the NIH EAP during the period from September 25, 2023 to August 31, 2024. Future subawards for the remainder of the up to $30.9 million will be governed by future agreements or addendums. In addition to the NIH EAP, we will continue to support our two currently ongoing ALS EAPs that have enrolled more than 250 participants since 2019.

We are presently planning the design of an international Phase 3 trial of CNM-Au8 30 mg, RESTORE-ALS, with expert ALS clinical advisors and expect to initiate the trial in the second half of 2024, contingent upon funding. We plan to work closely with regulatory health authorities from the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), ALS experts, and patient representatives to determine the proper path to support potential approval.

Additionally, following our meeting with the FDA in the fourth quarter of 2023, we are planning to provide supplemental data for further engagement with the FDA by mid-2024, including additional long-term clinical evidence and biomarker results of CNM-Au8’s treatment benefit in people living with ALS. We plan to demonstrate how CNM-Au8’s mechanism of action is linked to the reduction in plasma neurofilament light chain (“NfL”), and the association between observed NfL reductions and improved clinical outcomes in ALS patients, including increased survival time. We do not know when or if we will be able to file a New Drug Application (“NDA”) with the FDA which would be based on the outcome of our future meetings with the FDA and our accumulation of clinical evidence.

Multiple Sclerosis

In April 2024, we announced the latest data from the open-label long-term extension (“LTE”) of our Phase 2 VISIONARY-MS clinical trial at the 2024 American Academy of Neurology Annual Meeting. These new long-term results across multiple paraclinical exploratory endpoints reinforce the evidence for sustained clinical benefit to trial participants across multiple clinical outcome measures associated with consistent improvements in neuronal function and remyelination. The LTE results demonstrate evidence supporting repair and remyelinating effects of CNM-Au8 treatment in patients originally randomized to CNM-Au8 and further enhance the trial’s results from the double-blind period, which demonstrated significant improvements in the primary and secondary endpoints, low contrast letter acuity (“LCLA”) and the modified MS Functional Rating Scale, respectively. The key LTE results include the following:

●	Clinical improvements in cognition and vision:

○

Participants originally randomized to CNM-Au8 treatment experienced continued significant improvement in vision as measured by LCLA. More than half of participants improved by 10 or more letters on a low-contrast Sloan eye chart, with increases of up to 38 letters (mixed model repeat measures, or MMRM, vs. original baseline, p < 0.001).

○

Participants originally randomized to placebo who transitioned to CNM-Au8 after the 48-week double-blind period into the LTE also experienced significant improvement in vision as measured by LCLA following treatment with 30 mg CNM-Au8 (MMRM vs. original baseline, p < 0.05).

○

Participants treated with CNM-Au8 experienced up to 29 points of significant improvement (max score =110) in cognition and working memory as measured by the Symbol Digit Modality Test (“SDMT”) (MMRM vs. original baseline, p < 0.001).

●	Physiologic functional evidence of repair and remyelination:

○

Participants treated with CNM-Au8 experienced significant improvements in both amplitude (MMRM vs. original baseline, p < 0.01) and latency (MMRM vs. original baseline, p = 0.06) as measured by multi-focal visual evoked potentials, physiologic measures of signal strength and speed along the visual pathway, markers of neuronal health and remyelination, respectively.

●	Structural evidence of repair and remyelination:

○	Magnetic resonance imaging (“MRI”) measures of axial diffusivity showed significant improvements in T2 brain lesions in participants treated with CNM-Au8 (MMRM vs. original baseline, p < 0.05).

○

MRI measures of T2 lesion myelin water fraction (“MWF”) and magnetization transfer ratio (“MTR”), markers of remyelination, improved with long-term CNM-Au8 treatment (MWF: MMRM vs. original baseline, p < 0.05; MTR: MMRM vs. original baseline, p = 0.06).

CNM-Au8 was well-tolerated, and no significant safety findings were observed.

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

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In April 2023, the FDA granted accelerated approval to tofersen, branded as Qalsody, a drug from Biogen Inc. for the treatment of SOD1-ALS, a rare genetic form of ALS. In February 2024, the EMA Committee for Medicinal Products for Human Use recommended the granting of a marketing authorization application under exceptional circumstances for Qalsody in the European Union, subject to the final decision by the European Commission expected in the second quarter of 2024. Additionally, sodium phenylbutyrate and taurursodiol, a drug from Amylyx Pharmaceuticals, Inc. (“Amylyx”) for the treatment of ALS, previously received approval from the FDA and conditional approval from Health Canada based on the results of a Phase 2 trial. In January 2024, the European Commission refused the marketing authorization for sodium phenylbutyrate and taurursodiol, and in March 2024 Amylyx announced the results of a Phase 3 trial which did not demonstrate a statistically significant treatment benefit as measured by the ALSFRS-R score and quality of life patient-reported outcome assessments, including overall survival and respiratory function. In April 2024, Amylyx announced they will voluntarily withdraw sodium phenylbutyrate/taurursodiol from the market in the U.S. and Canada.

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

Our research and development expenses are affected by the scope and advancement of our existing product pipeline and the commencement of new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will increase throughout 2024 and into future years as we advance our assets into Phase 3. Additionally, if we are able to file an NDA under an accelerated pathway with the FDA, contingent upon our discussions with the FDA regarding our accumulation of clinical evidence which is expected by mid-2024, we anticipate that our research and development expenses related to regulatory activities would increase in advance of receiving regulatory approval.

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

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA, expected by mid-2024. If we are able to file an NDA with the FDA based on our accumulation of clinical evidence, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA based on our FDA interaction, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) commitment share expense from shares of Common Stock issued as a commitment fee, (iii) changes in the fair value of our (a) common stock warrant liabilities and (b) Contingent Earn-outs, (iv) research and development tax credits, unconditional grants, and conditional grants for which applicable conditions have been met, and (v) realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Results of Operations

Our results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenue:
Product revenue	$44	$64	(31)%
Royalty revenue	29	43	(33)%
Total revenue	73	107	(32)%
Operating expenses:
Cost of revenue	16	5	220%
Research and development	5,869	7,395	(21)%
General and administrative	3,420	3,439	(1)%
Total operating expenses	9,305	10,839	(14)%
Loss from operations	(9,232)	(10,732)	(14)%
Total other income (expense), net	(1,848)	(1,038)	78%
Net loss	$(11,080)	$(11,770)	(6)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three months ended March 31, 2024 and 2023, changes in product and royalty revenues were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
CNM-Au8	$1,051	$2,133	(51)%
CNM-ZnAg	13	813	(98)%
Unallocated	1,264	1,159	9%
Personnel	2,664	2,317	15%
Stock-based compensation	877	973	(10)%
Total research and development	$5,869	$7,395	(21)%

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to a decrease in expenses in the HEALEY ALS Platform Trial and our RESCUE-ALS, REPAIR-MS, and VISIONARY-MS clinical trials due to the previous completion of the blinded period of each trial; and a decrease in expenses related to the LTE for VISIONARY-MS; partially offset by an increase in expenses related to our two ALS EAPs with Massachusetts General Hospital due to increased enrollment and expansion of one EAP, an increase in expenses related to the NIH EAP, increased expenses related to non-clinical and pre-clinical activities, and an increase in expenses related to regulatory activities;

(ii)	a decrease in expenses related to CNM-ZnAg, primarily due to completion of the clinical trial for treatment of COVID-19 in late 2022 with expenses continuing through 2023;

(iii)

an increase in unallocated expenses, primarily due to increased expenses related to research, manufacturing, equipment, and materials; and increased expenses related to rent, utilities, and depreciation for our facilities;

(iv)	an increase in personnel expenses, primarily due to an increase in employee salaries, and an increase in compensation expense related to our regulatory activities and the NIH EAP; and

(v)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Directors’ and officersʼ insurance	$186	$398	(53)%
Legal	75	108	(31)%
Finance and accounting	249	259	(4)%
Public and investor relations	234	144	63%
Personnel	1,096	989	11%
Stock-based compensation	1,136	1,250	(9)%
Other	444	291	53%
Total general and administrative	$3,420	$3,439	(1)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in directors’ and officers’ insurance fees;

(ii)	a decrease in legal fees, primarily due to a decrease in legal fees related to financing and fundraising, partially offset by an increase in legal fees related to regulatory activities;

(iii)	a decrease in finance and accounting fees, primarily due to a decrease in fees from auditors, consultants, advisors, and other financial vendors; partially offset by increased tax fees;

(iv)	an increase in fees related to our public and investor relations efforts;

(v)	an increase in personnel expenses, primarily due to an increase in employee salaries;

(vi)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel; and

(vii)

an increase in other expenses during the three months ended March 31, 2024, primarily due to an increase in expenses related to information technology, office and professional expenses, and lobbying activities; partially offset by a decrease in expenses related to supplies and equipment, corporate and liability insurance, travel, leased facilities, and depreciation.

Total Other Income (Expense), Net

Total other income (expense), net, for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Interest income	$359	$172	109%
Interest expense	(1,244)	(1,066)	17%
Commitment share expense	—	(399)	*
Change in fair value of common stock warrant liabilities	(1,309)	—	*
Change in fair value of Clene Nanomedicine contingent earn-out liability	53	(55)	*
Change in fair value of Initial Stockholders contingent earn-out liability	7	(7)	*
Research and development tax credits and unrestricted grants	286	314	(9)%
Other income, net	—	3	*
Total other income (expense), net	$(1,848)	$(1,038)	78%

*	Not meaningful.

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

(ii)

commitment share expense, due to the shares of Common Stock issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”), as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company during the three months ended March 31, 2023;

(iii)

a loss from a change in fair value of the common stock warrant liability due to the New Avenue Warrant and Tranche A Warrant for the three months ended March 31, 2024. The changes in fair value were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(iv)

a gain from a change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the three months ended March 31, 2024, compared to a loss during the three months ended March 31, 2023. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions at the end of each respective period (see “Critical Accounting Estimates”);

(v)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred; and

(vi)	other income during the three months ended March 31, 2023, primarily due to realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%.We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.65% and 4.85% for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the three months ended March 31, 2024 and 2023. We recorded other income of $14,000 and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, for research and development tax credits pertaining to Clene Australia for the 2024 and 2023 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000. Clene Netherlands had no taxable income or provision for income taxes for the three months ended March 31, 2024 and 2023.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $175.1 million from equity financing, including sales of common stock, preferred stock, warrants to purchase common stock;

●	gross proceeds of $32.3 million from borrowings under convertible promissory notes;

●	gross proceeds of $27.3 million from borrowings under notes payable and convertible notes payable;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $9.1 million from refundable research and development tax credits;

●	gross proceeds of $2.9 million from grants from various organizations; and

●	gross proceeds of $1.0 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial for the treatment of ALS with certain drug candidates, including CNM-Au8, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $9.2 million and $10.7 million for the three months ended March 31, 2024 and 2023, respectively. Our accumulated deficit was $253.8 million and $242.7 million as of March 31, 2024 and December 31, 2023, respectively. Our cash, cash equivalents, and marketable securities totaled $27.9 million and $35.0 million as of March 31, 2024 and December 31, 2023, respectively, and net cash used in operating activities was $7.1 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Firm commitments for funds include approximately $7,000 and $1.1 million of payments under finance and operating lease obligations, respectively; payment of principal and interest on notes payable totaling $21.9 million; and commitments under various agreements for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $6.1 million of payments under operating lease obligations, and interest and principal repayment of notes payable of $8.9 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(7,082)	$(9,218)
Net cash provided by investing activities	71	4,722
Net cash provided by (used in) financing activities	(19)	4,588
Effect of foreign exchange rate changes on cash	(59)	18
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,089)	$110

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2024, which resulted from a net loss of $11.1 million, adjusted for non-cash items totaling $4.2 million and a net change in operating assets and liabilities of $0.2 million. Significant non-cash items included (i) depreciation expense of $0.4 million related to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.1 million; (iii) stock-based compensation expense of $2.0 million; (iv) accretion of debt discount of $0.4 million; (v) non-cash interest expense of $91,000; (vi) a change in fair value of our common stock warrant liabilities of $1.3 million, primarily driven by the increase in price of our Common Stock on Nasdaq and changes in valuation model inputs; and (vii) the changes in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $7,000, respectively, primarily driven by the decrease in price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to the following: (a) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.1 million due to the timing of vendor invoicing and payments; (b) an increase in prepaid expenses and other current assets of $0.4 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable; (c) an increase in accrued liabilities of $0.2 million primarily due to increased accrued compensation and benefits and CRO and clinical fees, partially offset by a decrease in other accrued liabilities; and (d) a decrease in operating lease obligations of $0.2 million.

Net cash used in operating activities was $9.2 million for the three months ended March 31, 2023, which resulted from a net loss of $11.8 million, adjusted for non-cash items totaling $3.5 million and a net change in operating assets and liabilities of $1.0 million. Significant non-cash items included (i) depreciation expense of $0.4 million related to laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.1 million; (iii) commitment share expense of $0.4 million related to the shares of Common Stock issued to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company; (iv) stock-based compensation expense of $2.2 million; (v) accretion of debt discount of $0.3 million; (vi) non-cash interest expense of $0.1 million; and (vii) the changes in the fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $7,000, respectively. The changes in fair value of these instruments were primarily driven by the decrease of the closing price of our Common Stock on Nasdaq. The net change in operating assets and liabilities was primarily attributable to the following: (a) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $2.4 million due to the timing of vendor invoicing and payments; (b) an increase in inventory of $45,000; (c) an increase in prepaid expenses and other current assets of $0.6 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable; (d) an increase in accrued liabilities of $2.1 million primarily due to increased accrued compensation and benefits and increased CRO and clinical fees; and (e) a decrease in operating lease obligations of $0.1 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024, which consisted of purchases of marketable securities of $6.2 million and purchases of property and equipment of $11,000, partially offset by proceeds from maturities of marketable securities of $6.3 million. Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2023, which consisted of proceeds from maturity of marketable securities of $5.0 million, partially offset by purchases of property and equipment of $0.3 million.

Financing Activities

Net cash used in financing activities was $19,000 for the three months ended March 31, 2024, which consisted of payments of finance lease obligations of $19,000. Net cash provided by financing activities was $4.6 million for the three months ended March 31, 2023, which consisted of (i) proceeds from issuance of common stock, net of offering costs, of $4.3 million, and (ii) proceeds from the issuance of notes payable of $0.4 million; partially offset by payments of finance lease obligations of $28,000.

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

Common Stock Sales Agreement

During the three months ended March 31, 2023 we sold 2,895,090 shares of Common Stock under our Equity Distribution Agreement (the “ATM Agreement”) with Canaccord, generated gross proceeds of $4.5 million, and paid commissions of $0.1 million. We did not make any sales during the three months ended March 31, 2024. The issuance and sale of Common Stock by us under the ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022, and our prospectus supplement relating to the offering. We subsequently terminated and filed a new prospectus supplement relating to the offering, which was most recently amended on May 8, 2024 for the future offer and sale of Common Stock having an aggregate offering price of up to $12.3 million.

Common Stock Purchase Agreement

During the three months ended March 31, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which we issued 332,668 shares of Common Stock (the “Initial Commitment Shares”) to Lincoln Park as an initial fee for its commitment under the Purchase Agreement. We did not sell any Common Stock under the Purchase Agreement during the three months ended March 31, 2024 and 2023. The issuance and sale of Common Stock under the Purchase Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement (the “Purchase Agreement Prospectus Supplement”) related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Purchase Agreement Prospectus Supplement and offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain stockholders are entitled to the Contingent Earn-out payments based on achievement of certain milestones. In accordance with ASC 815, we classified the Contingent Earn-outs as liabilities and measured them at fair value on the date of the Reverse Recapitalization. We remeasure the liabilities at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the Clene Nanomedicine Contingent Earn-out resulted in a gain of $0.1 million and a loss of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The change in fair value of the Initial Stockholders Contingent Earn-out resulted in a gain of $7,000 and a loss of $7,000 for the three months ended March 31, 2024 and 2023, respectively. We estimate the fair value using a Monte Carlo valuation model, which requires significant judgment. The unobservable inputs include the expected stock price volatility, the risk-free interest rate, and the expected term. As of March 31, 2024 and December 31, 2023, the unobservable inputs were as follows:

	March 31,	December 31,
	2024	2023
Expected stock price volatility	97.50%	115.00%
Risk-free interest rate	4.70%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	1.75	2.00

Convertible Notes

Pursuant to the 2021 Avenue Loan, $5.0 million of the outstanding principal is subject to a conversion feature. In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified this portion as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of March 31, 2024 and December 31, 2023, the convertible note was carried at $5.0 million and $4.9 million, respectively.

We classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of March 31, 2024 and December 31, 2023, the convertible note was carried at $5.3 million and $5.3 million, respectively.

Common Stock Warrant Liabilities

Pursuant to a June 2023 amendment to the 2021 Avenue Loan, we issued a warrant to purchase 3,000,000 shares of Common Stock at $0.80 per share (the “New Avenue Warrant”). In accordance with ASC 815, we recognized the New Avenue Warrant as a derivative liability measured at fair value and remeasure the New Avenue Warrant at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the New Avenue Warrant resulted in a loss of $0.1 million for the three months ended March 31, 2024. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. As of March 31, 2024 and December 31, 2023, the unobservable inputs were as follows:

	March 31,	December 31,
	2024	2023
Expected stock price volatility	105.00% – 120.00%	105.00% – 110.00%
Risk-free interest rate	4.28% – 5.38%	3.88% – 5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 4.25	0.75 – 4.50
Probability of change of control	20.00%	25.00%
Probability of dissolution	50.00%	50.00%
Probability of other outcome	30.00%	25.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 50,000,000 shares of Common Stock at $1.10 per share and the Tranche B Warrants to purchase 50,000,000 shares of Common Stock at $1.50 per share. In accordance with ASC 815, we recognized the Tranche A Warrants as derivative liabilities measured at fair value and will remeasure the Tranche A Warrants at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss (the Tranche B Warrants qualified for equity classification at issuance). The change in fair value of the Tranche A Warrants out resulted in a loss of $1.2 million for the three months ended March 31, 2024. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. As of March 31, 2024 and December 31, 2023, the unobservable inputs were as follows:

	March 31,	December 31,
	2024	2023
Expected stock price volatility	100.00% – 105.00%	100.00% – 110.00%
Risk-free interest rate	4.55% – 5.15%	4.13% – 4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.83 – 2.21	1.08 – 2.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	20.00%	25.00%
Probability of dissolution	50.00%	50.00%
Probability of other outcome	10.00%	5.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the three months ended March 31, 2024 and 2023, the unobservable inputs were as follows:

	Three Months Ended March 31,
	2024	2023
Expected stock price volatility	99.99%	96.22% –103.24%
Risk-free interest rate	4.04%	3.38% –3.98%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00	5.00 –6.08

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the three months ended March 31, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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

Our remediation activities are continuing during 2024. In addition to the above actions, we expect to engage in additional activities, or have completed additional activities, including, but not limited to:

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A, Risk Factors of our 2023 Annual Report on Form 10-K which was filed with the SEC on March 13, 2024. There have been no material changes to the risk factors since previously disclosed in the 2023 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CLENE INC.

Dated: May 8, 2024	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: May 8, 2024	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer