Form 10-Q
period 2024-06-30
Clene Inc.
filed 2024-08-07
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CLNN	The Nasdaq Capital Market
Warrants, to acquire one-fortieth of one share of Common Stock for $230.00 per share	CLNNW	The Nasdaq Capital Market

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

The number of shares outstanding of the Registrant’s common stock as of August 5, 2024 was 6,470,067.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$21,682	$28,821
Marketable securities	—	6,179
Accounts receivable	—	143
Inventory	37	37
Prepaid expenses and other current assets	6,191	3,672
Total current assets	27,910	38,852
Restricted cash	58	58
Operating lease right-of-use assets	3,920	4,168
Property and equipment, net	8,442	9,263
TOTAL ASSETS	$40,330	$52,341

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,066	$1,504
Accrued liabilities	5,927	3,720
Operating lease obligations, current portion	623	576
Finance lease obligations, current portion	—	27
Notes payable, current portion	20,453	14,627
Convertible notes payable, current portion	—	4,876
Total current liabilities	28,069	25,330
Operating lease obligations, net of current portion	4,530	4,903
Notes payable, net of current portion	1,745	1,894
Convertible notes payable, net of current portion	5,268	5,258
Common stock warrant liabilities	1,222	1,481
Clene Nanomedicine contingent earn-out liability	—	75
Initial Stockholders contingent earn-out liability	—	10
TOTAL LIABILITIES	40,834	38,951
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 600,000,000 and 300,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 6,433,628 and 6,421,084 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	259,913	255,913
Accumulated deficit	(260,588)	(242,723)
Accumulated other comprehensive income	170	199
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(504)	13,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$40,330	$52,341

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$64	$226	$108	$290
Royalty revenue	27	43	56	86
Total revenue	91	269	164	376
Operating expenses:
Cost of revenue	18	66	34	71
Research and development	4,150	6,615	10,019	14,010
General and administrative	3,314	3,924	6,734	7,363
Total operating expenses	7,482	10,605	16,787	21,444
Loss from operations	(7,391)	(10,336)	(16,623)	(21,068)
Other income (expense), net:
Interest income	269	213	628	385
Interest expense	(1,282)	(1,104)	(2,526)	(2,170)
Commitment share expense	—	(3)	—	(402)
Issuance costs for common stock warrant liabilities	—	(333)	—	(333)
Loss on initial issuance of equity	—	(14,840)	—	(14,840)
Change in fair value of common stock warrant liabilities	1,568	(383)	259	(383)
Change in fair value of Clene Nanomedicine contingent earn-out liability	22	1,165	75	1,110
Change in fair value of Initial Stockholders contingent earn-out liability	3	150	10	143
Research and development tax credits and unrestricted grants	26	341	312	655
Other expense, net	—	(13)	—	(10)
Total other income (expense), net	606	(14,807)	(1,242)	(15,845)
Net loss before income taxes	(6,785)	(25,143)	(17,865)	(36,913)
Income tax expense	—	—	—	—
Net loss	(6,785)	(25,143)	(17,865)	(36,913)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2	6	(2)	20
Foreign currency translation adjustments	28	(53)	(27)	(49)
Total other comprehensive income (loss)	30	(47)	(29)	(29)
Comprehensive loss	$(6,755)	$(25,190)	$(17,894)	$(36,942)

Net loss per share – basic and diluted	$(1.06)	$(5.84)	$(2.78)	$(9.11)
Weighted average common shares used to compute basic and diluted net loss per share	6,423,182	4,302,520	6,422,242	4,053,883

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2023	6,421,084	$1	$255,913	$(242,723)	$199	$13,390
Stock-based compensation expense	—	—	2,013	—	—	2,013
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Net loss	—	—	—	(11,080)	—	(11,080)
Balances at March 31, 2024	6,421,627	$1	$257,926	$(253,803)	$140	$4,264
Exercise of stock options	12,001	—	36	—	—	36
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized gain on available-for-sale securities	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(6,785)	—	(6,785)
Balances at June 30, 2024	6,433,628	$1	$259,913	$(260,588)	$170	$(504)

Balances at December 31, 2022	3,737,921	1	196,252	(193,219)	203	3,237
Issuance of common stock	161,388	—	4,664	—	—	4,664
Stock-based compensation expense	—	—	2,223	—	—	2,223
Unrealized gain on available-for-sale securities	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(11,770)	—	(11,770)
Balances at March 31, 2023	3,899,309	$1	$203,139	$(204,989)	$221	$(1,628)
Issuance of common stock	2,520,145	—	40,924	—	—	40,924
Issuance of equity-classified warrants	—	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	2,451	—	—	2,451
Issuance of common stock upon vesting of restricted stock awards	544	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(53)	(53)
Net loss	—	—	—	(25,143)	—	(25,143)
Balances at June 30, 2023	6,419,998	$1	$251,484	$(230,132)	$174	$21,527

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,865)	$(36,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	834	844
Non-cash lease expense	249	219
Commitment share expense	—	402
Issuance costs for common stock warrant liabilities	—	333
Loss on initial issuance of equity	—	14,840
Change in fair value of common stock warrant liabilities	(259)	383
Change in fair value of Clene Nanomedicine contingent earn-out liability	(75)	(1,110)
Change in fair value of Initial Stockholders contingent earn-out liability	(10)	(143)
Stock-based compensation expense	3,964	4,674
Accretion of debt discount	782	508
Non-cash interest income on marketable securities	(153)	—
Non-cash interest expense on notes payable	28	186
Changes in operating assets and liabilities:
Accounts receivable	143	28
Inventory	—	(9)
Prepaid expenses and other current assets	(2,519)	1,733
Accounts payable	(438)	(2,168)
Accrued liabilities	2,207	235
Operating lease obligations	(326)	(281)
Net cash used in operating activities	(13,438)	(16,239)
Cash flows from investing activities:
Purchases of marketable securities	(6,168)	—
Proceeds from maturities of marketable securities	12,500	5,000
Purchases of property and equipment	(13)	(239)
Net cash provided by investing activities	6,319	4,761
Cash flows from financing activities:
Proceeds from exercise of stock options	36	—
Proceeds from issuance of common stock and warrants, net of offering costs	—	42,114
Payments of finance lease obligations	(27)	(46)
Proceeds from the issuance of notes payable	—	350
Net cash provided by financing activities	9	42,418
Effect of foreign exchange rate changes on cash and restricted cash	(29)	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,139)	30,911
Cash, cash equivalents and restricted cash – beginning of period	28,879	18,390
Cash, cash equivalents and restricted cash – end of period	$21,740	$49,301

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$21,682	$49,243
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$21,740	$49,301

Supplemental disclosure of non-cash investing and financing activities:
Accrued liability for debt modification fees	$—	$200
Common stock warrant liability recorded upon debt modification	$—	$692
Common stock warrant liability recorded upon public stock offering	$—	$7,126
Supplemental cash flow information:
Cash paid for interest expense	$1,716	$1,985

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

Going Concern

We incurred a loss from operations of $7.4 million and $10.3 million for the three months ended June 30, 2024 and 2023, respectively; and $16.6 million and $21.1 million for the six months ended June 30, 2024 and 2023, respectively. Our accumulated deficit was $260.6 million and $242.7 million as of June 30, 2024 and December 31, 2023, respectively. Our cash, cash equivalents, and marketable securities totaled $21.7 million and $35.0 million as of June 30, 2024 and December 31, 2023, respectively, and net cash used in operating activities was $13.4 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2024 and 2023 are unaudited.

Results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

Reverse Stock Split

Effective July 11, 2024 (the “Effective Date”), we filed a Certificate of Amendment to our Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of our Common Stock. Beginning with the opening of trading on the Effective Date, our Common Stock began trading on Nasdaq on a split-adjusted basis under the same symbol, “CLNN.” As a result of the Reverse Stock Split, every 20 shares of our Common Stock issued and outstanding were automatically combined and converted into 1 validly issued, fully paid and non-assessable share of Common Stock. In lieu of any fractional shares, stockholders received an amount in cash (without interest) equal to: (i) the number of shares of Common Stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional shares multiplied by (ii) the closing price of our Common Stock on Nasdaq on the trading day immediately preceding the Effective Date.

The Reverse Stock Split did not reduce the total number of authorized shares of Common Stock or preferred stock, par value $0.0001 per share (“Preferred Stock”), or change the par values of the Company’s Common Stock or Preferred Stock. All outstanding stock options, warrants, rights to restricted stock awards, convertible debt, and contingent earn-out shares entitling their holders to purchase or receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, in accordance with the terms of each such security. In addition, the number of shares reserved for issuance pursuant to our Amended 2020 Stock Plan was also appropriately adjusted. All historical share and per share data for the periods presented in these condensed consolidated financial statements, including for periods ending prior to July 11, 2024, has been adjusted to reflect the 1-for-20 Reverse Stock Split on a retroactive basis as if the Reverse Stock Split occurred as of the earliest period presented. As a result of the Reverse Stock Split, approximately $12,000 of par value was reclassified from Common Stock to Additional Paid-In Capital.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $23,000 in raw materials and $14,000 in finished goods as of June 30, 2024, and $23,000 in raw material and $14,000 in finished goods as of December 31, 2023. Inventory relates to our dietary supplement products.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain Clene Nanomedicine stockholders are entitled to receive additional shares of Common Stock (the “Clene Nanomedicine Contingent Earn-out”) as follows: (i) 166,928 shares if (a) the volume-weighted average price (“VWAP”) of our Common Stock equals or exceeds $300.00 (the “Milestone 1 Price”) in any twenty trading days within a thirty trading day period within three years of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 1 Price if a change of control transaction occurs within three years of the closing of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 1”); (ii) 125,200 shares if (a) the VWAP of our Common Stock equals or exceeds $400.00 (the “Milestone 2 Price”) in any twenty trading days within a thirty trading day period within five years of the closing of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 2 Price if a change of control transaction occurs within five years of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 2”). If Milestone 1 is not achieved but Milestone 2 is achieved, the Clene Nanomedicine stockholders will receive additional shares equal to Milestone 1. Tottenham’s former officers, directors, sponsor, and public stockholders (the “Initial Stockholders”) are entitled to receive earn-out shares (the “Initial Stockholders Contingent Earn-out,” and collectively with the Clene Nanomedicine Contingent Earn-out, the “Contingent Earn-outs”) as follows: (i) 18,750 shares upon the achievement of Milestone 1; and (ii) 18,750 shares upon achievement of Milestone 2. If Milestone 1 is not achieved but Milestone 2 is achieved, the Initial Stockholders will receive additional shares equal to Milestone 1.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses of $1.7 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively; and $2.0 million and $0.1 million during the six months ended June 30, 2024 and 2023, respectively.

In  October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic, from the National Institute of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8 treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent by us to support the ACT-EAP. The first subaward was granted on April 9, 2024 for $7.4 million and may be paid to us for reimbursements submitted during the period from September 25, 2023 to August 31, 2024.

Foreign Currency Translation and Transactions

Our functional and reporting currency is the U.S. dollar (“USD”). Clene Australia and Clene Netherlands determined their functional currencies to be the Australian dollar and Euro, respectively. The results of our foreign currency operations are translated into USD at the average exchange rates during the period, assets and liabilities are translated using the exchange rate as of the balance sheet date, and stockholders’ equity (deficit) is translated using historical rates. Adjustments from the translation of the results of our foreign currency operations are excluded from net loss and are accumulated in a separate component of stockholders’ equity (deficit). We also incur foreign exchange transaction gains and losses for purchases denominated in foreign currencies. Foreign exchange transaction gains and losses are included in other income (expense), net, as incurred.

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

Stock-Based Compensation

We account for stock-based compensation arrangements using a fair value-based method for costs related to all share-based payments including stock options and stock awards. Stock-based compensation expense is recorded in research and development and general and administrative expenses based on the classification of the work performed by the grantees. The fair value is recognized over the period during which a grantee is required to provide services in exchange for the option award and service-based stock awards, known as the requisite service period (usually the vesting period), on a straight-line basis. For stock awards with market conditions, the fair value is recognized over the period based on the expected milestone achievement dates as the derived service period (usually the vesting period), on a straight-line basis. For stock awards with performance conditions, the grant-date fair value of these awards is the market price on the applicable grant date, and compensation expense will be recognized when the conditions become probable of being satisfied. We recognize a cumulative true-up adjustment once the conditions become probable of being satisfied as the related service period had been completed in a prior period. We generally grant stock options with a four-year requisite service period. Certain stock options may vest based upon performance conditions instead of service conditions, such as the achievement of regulatory milestones or financial performance measures. For the grant-date fair value, we estimate the expected term of stock options with performance conditions based upon the nature of the conditions. If the expected term is not estimable and the achievement of performance conditions is not probable, we use the contractual term as the expected term. We elect to account for forfeitures as they occur, rather than estimating expected forfeitures. We determine the fair value of each share of Common Stock underlying stock-based awards using a Black-Scholes option pricing model based on the closing price of our Common Stock as reported by Nasdaq on the date of grant. The fair value of stock awards with market conditions are determined using a Monte Carlo valuation model.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of June 30, 2024 were as follows:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$10,955	$—	$(1)	$10,954
Money market funds	3,341	—	—	3,341
Total cash equivalents	14,296	—	(1)	14,295
Cash	7,387	—	—	7,387
Total cash and cash equivalents	$21,683	$—	$(1)	$21,682

Available-for-sale securities as of  December 31, 2023 were as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$19,883	$1	$—	$19,884
Money market funds	5,113	—	—	5,113
Total cash equivalents	24,996	1	—	24,997
Cash	3,824	—	—	3,824
Total cash and cash equivalents	$28,820	$1	$—	$28,821

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
U.S. Treasury securities	$6,179	$—	$—	$6,179
Total marketable securities	$6,179	$—	$—	$6,179

We had no realized gains or losses from the sale of available-for-sale securities during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid clinical and CRO expenses	$2,375	$—
Metals to be used in research and development	1,688	1,909
Research and development tax credits receivable	1,217	1,195
Other	911	568
Total prepaid expenses and other current assets	$6,191	$3,672

Note 5. Property and Equipment, Net

Property and equipment, net, as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Lab equipment	$4,078	$4,092
Office equipment	178	178
Computer software	460	459
Leasehold improvements	9,983	9,983
Construction in progress	1,450	1,438
	16,149	16,150
Less accumulated depreciation	(7,707)	(6,887)
Total property and equipment, net	$8,442	$9,263

Depreciation expense recorded in research and development expense and general and administrative expense during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$67	$67	$133	$134
Research and development	347	375	701	710
Total depreciation expense	$414	$442	$834	$844

Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$3,068	$2,120
Deferred grants	2,008	438
Accrued CRO and clinical fees	809	481
Other	42	681
Total accrued liabilities	$5,927	$3,720

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

As of June 30, 2024 and December 31, 2023, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 5.9 years and 6.4 years, respectively.

Finance Leases

We did not have any finance lease obligations as of June 30, 2024. Assets recorded under finance lease obligations and included within property and equipment as of December 31, 2023 were as follows:

December 31,
(in thousands)	2023
Lab equipment	$636
Less accumulated depreciation	(449)
Net	$187

As of  December 31, 2023, our finance lease obligations had a weighted-average interest rate of 11.0% and a weighted-average remaining term of 0.4 years.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of June 30, 2024 was as follows:

(in thousands)	Operating Leases
2024 (remainder)	$495
2025	1,208
2026	1,236
2027	1,132
2028	1,093
2029	649
Thereafter	1,045
Total minimum lease payments	6,858
Less amount representing interest/discounting	(1,705)
Present value of minimum lease payments	5,153
Less lease obligations, current portion	(623)
Lease obligations, net of current portion	$4,530

Components of Lease Cost

The components of finance and operating lease costs for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Finance lease costs:
Amortization	$18	$21	$45	$41
Interest on lease liabilities	—	3	—	9
Operating lease costs	255	251	509	504
Short-term lease costs	2	2	2	2
Variable lease costs	76	72	129	122
Total lease costs	$351	$349	$685	$678

Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating cash flows from operating leases	$(640)	$(628)
Operating cash flows from finance leases	$—	$(9)
Financing cash flows from finance leases	$(27)	$(46)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of June 30, 2024 and December 31, 2023 was as follows:

	Stated	June 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2024	2023
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$142	$138
Maryland DHCD (commenced February 2019)	8.00%	714	694
Maryland DHCD (commenced May 2022)	6.00%	1,083	1,083
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	20,000	15,000
		21,939	16,915
Unamortized premium (discount) and debt issuance costs		259	(394)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(20,453)	(14,627)
Notes payable, net of current portion		$1,745	$1,894

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	$—	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,312	5,308
		5,312	10,308
Unamortized discount and debt issuance costs		(44)	(174)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		—	(4,876)
Convertible notes payable, net of current portion		$5,268	$5,258

Maryland Loans

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of June 30, 2024 and December 31, 2023, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $10,000 and $10,000 during the three months ended June 30, 2024 and 2023, respectively; and $20,000 and $20,000 during the six months ended June 30, 2024 and 2023, respectively.

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of June 30, 2024 and December 31, 2023, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $2,000 and $2,000 during the three months ended June 30, 2024 and 2023, respectively; and $4,000 and $4,000 during the six months ended June 30, 2024 and 2023, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). As of June 30, 2024, we had drawn $1.0 million with the remaining balance available for future equipment purchases expiring on May 17, 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of June 30, 2024 and December 31, 2023, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. Under an agreement between DHCD and Avenue, an existing secured creditor of the Company, DHCD was granted a first priority lien on the Assets as collateral. We recognized interest expense of $16,000 and $16,000 during the three months ended June 30, 2024 and 2023, respectively; and $31,000 and $28,000 during the six months ended June 30, 2024 and 2023, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of June 30, 2024 and December 31, 2023, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. During the three months ended June 30, 2024 and 2023, we recognized (i) total interest expense of $0.1 million and $0.1 million, respectively; (ii) coupon interest expense of $0.1 million and $0.1 million, respectively; and (iii) amortization of debt issuance costs of $3,000 and $0, respectively; and the effective interest rate was 5.99% and 5.91%, respectively. During the six months ended June 30, 2024 and 2023, we recognized (i) total interest expense of $0.2 million and $0.2 million, respectively; (ii) coupon interest expense of $0.2 million and $0.2 million, respectively; and (iii) amortization of debt issuance costs of $5,000 and ($2,000), respectively; and the effective interest rate was 5.99% and 5.91%, respectively.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of June 30, 2024 and December 31, 2023, the interest rate was 15.10% and 14.10%, respectively. We borrowed $15.0 million in May 2021 plus $5.0 million in September 2021 (“Tranche 1”), and the remaining $10.0 million (“Tranche 2”) was not drawn and expired. We incurred $0.8 million of debt issuance costs of which $47,000 related to liability-classified warrants was expensed immediately and the remainder was recorded as a debt discount. Payments were interest-only for the first 12 months and the interest-only period was extended for (i) 12 months due to our achievement of certain clinical trial milestones, plus (ii) an additional 12 months (through June 30, 2024), pursuant to an amendment in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). Following the interest-only period, beginning July 1, 2024 we are required to make equal monthly installments of principal plus interest at the variable rate then in effect until the maturity date of December 1, 2024. Additionally, a payment of 4.25% of the funded principal, equal to $0.9 million (the “Final Payment”), is due at maturity, which we recorded as a debt premium.

Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired on May 21, 2024 and was not exercised. The Final Payment and Avenue Conversion Feature did not meet the requirements for derivative accounting. As of June 30, 2024 and December 31, 2023, unamortized debt discount and issuance costs related to the convertible note were $0 and $0.1 million, respectively. For the convertible note during the three months ended June 30, 2024 and 2023, we recognized (i) total interest expense of $0.2 million and $0.3 million, respectively; (ii) coupon interest expense of $0.1 million and $0.2 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.1 million, respectively; and the effective interest rate was 22.79% and 22.55%, respectively. During the six months ended June 30, 2024 and 2023, we recognized (i) total interest expense of $0.4 million and $0.5 million, respectively; (ii) coupon interest expense of $0.3 million and $0.4 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.1 million, respectively; and the effective interest rate was 22.79% and 22.55%, respectively.

We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; limitations on our ability to pay dividends; and we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million. We are not in violation of any covenants. Avenue has the ability to immediately accelerate all obligations under the 2021 Avenue Loan upon the occurrence of certain events of default or material adverse effects. The 2021 Avenue Loan is collateralized by substantially all our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest. We recognized interest expense of $1.2 million and $1.0 million during the three months ended June 30, 2024 and 2023, respectively; and $2.3 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively.

At the inception of the 2021 Avenue Loan, we issued a warrant to Avenue to purchase Common Stock (the “Original Avenue Warrant”). A portion of the net proceeds at issuance of the 2021 Avenue Loan were allocated to the Original Avenue Warrant in an amount equal to its fair value of $1.5 million and were recorded as a debt discount. Pursuant to the Second Amendment, the Original Avenue Warrant was cancelled and a new warrant to purchase 150,000 shares of Common Stock at $16.00 per share was issued (the “New Avenue Warrant”). Avenue may exercise the New Avenue Warrant for cash or on a net or “cashless” basis. In the event of a change of control of the Company, the New Avenue Warrant shall be automatically exchanged for the number of shares of Common Stock which remain exercisable thereunder immediately prior to the change of control transaction, for no payment or consideration from Avenue for such shares, and the New Avenue Warrant shall be terminated. At issuance, the New Avenue Warrant was recorded as a liability and debt discount in amount equal to its fair value of $0.7 million. The Second Amendment, including the revised terms, cancellation of the Original Avenue Warrant, and issuance of the New Avenue Warrant was accounted for as a debt modification.

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2021 Avenue Loan	2022 MD Loan	2022 DHCD Loan
2024 (remainder)	$—	$—	$20,000	$—	$—
2025	—	—	—	347	—
2026	—	—	—	369	—
2027	—	—	—	317	—
2028	—	—	—	—	5,000
2029	—	—	—	—	—
Thereafter	500	100	—	—	—
Total debt principal payments	500	100	20,000	1,033	5,000
Accrued and unpaid interest	214	42	—	50	312
Unamortized premium (discount) and debt issuance costs	—	—	277	(18)	(44)
Future debt payments, net	$714	$142	$20,277	$1,065	$5,268

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

As of June 30, 2024 and December 31, 2023, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.4 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received the following grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) to fund biomarker research related our VISIONARY-MS Phase 2 clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) to fund Cohort 2 of our REPAIR-MS clinical trial. Pursuant to the grant agreements, if we make future commercial sales of CNM-Au8 for the treatment of MS, we will repay: (i) 50% of the grants upon the first commercial product sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grants if all milestones are achieved. If NMSS has not yet received repayments equal in the aggregate to 300% of the 2019 Grant or 150% of the 2023 Grant, then upon the closing of any of the following events we will repay 300% of the 2019 Grant, equal to $1.0 million, or 150% of the 2023 Grant, equal to $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the applicable research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS (for the 2019 Grant only), or (vi) licensing of our commercialization rights to CNM-Au8 for the treatment of MS (for the 2023 Grant only). As of June 30, 2024, we have not met any of the above milestones and the applicable research has not been completed. We accounted for these contingencies in accordance with ASC 450, Contingencies. Management has assessed the likelihood of each contingent event as less than probable and therefore no contingent liability is recognized. Management’s estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that Management’s estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$(6,741)	$(24,856)	$(17,780)	$(36,402)
Foreign	(44)	(287)	(85)	(511)
Net loss before income taxes	$(6,785)	$(25,143)	$(17,865)	$(36,913)

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

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.1 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively; and $0.1 million and $0.1 million during the six months ended June 30, 2024 and 2023, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of June 30, 2024, 255,876 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and 2,420,000 shares of Common Stock are reserved for issuance thereunder. As of June 30, 2024, a total of 1,624,256 stock options and other stock awards had been granted under the 2020 Plan, and 795,744 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$1,048	$1,327	$2,184	$2,577
Research and development	903	1,124	1,780	2,097
Total stock-based compensation expense	$1,951	$2,451	$3,964	$4,674

Stock-based compensation expense by award type during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$1,951	$2,438	$3,953	$4,660
Stock awards	—	13	11	14
Total stock-based compensation expense	$1,951	$2,451	$3,964	$4,674

Stock Options

Outstanding stock options and related activity during the six months ended June 30, 2024 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2023	1,092,343	$45.20	7.28	$302
Granted	753,724	7.44	9.94	—
Exercised	(12,001)	3.00	—	49
Forfeited	(8,637)	91.99	—	—
Outstanding – June 30, 2024	1,825,429	$29.71	8.12	$375
Vested and exercisable – June 30, 2024	726,146	$48.66	6.14	$375
Vested, exercisable or expected to vest – June 30, 2024	1,825,429	$29.71	8.12	$375

As of June 30, 2024 and December 31, 2023, we had approximately $11.8 million and $13.7 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.99 years and 2.10 years, respectively.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $6.51 and $15.40, respectively. The assumptions used to calculate the fair value of stock options granted during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Expected stock price volatility	97.78% –110.82%	96.22% –103.24%
Risk-free interest rate	4.04% –4.58%	3.26% –4.17%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –10.00	5.00 –6.43

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity during the six months ended June 30, 2024 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2023	38,943	$194.41
Converted to shares of Common Stock upon vesting	(543)	23.00
Forfeited	(37)	196.89
Unvested balance – June 30, 2024	38,363	$196.84

As of June 30, 2024, we had no unrecognized stock-based compensation cost related to non-vested stock awards. As of  December 31, 2023, we had approximately $11,000 of unrecognized stock-based compensation costs related to non-vested stock awards expected to be recognized over a weighted-average period of 0.23 years.

Note 12. Fair Value

Cash, cash equivalents, and marketable securities are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of June 30, 2024 is as follows:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$10,954	$—	$10,954
Money market funds	3,341	—	—	3,341
Common stock warrant liabilities	—	—	1,222	1,222
Clene Nanomedicine contingent earn-out liability	—	—	—	—
Initial Stockholders contingent earn-out liability	—	—	—	—

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2023 is as follows:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$19,884	$—	$19,884
Money market funds	5,113	—	—	5,113
Marketable securities:
U.S. Treasury securities	—	6,179	—	6,179
Common stock warrant liabilities	—	—	1,481	1,481
Clene Nanomedicine contingent earn-out liability	—	—	75	75
Initial Stockholders contingent earn-out liability	—	—	10	10

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the six months ended June 30, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$75	$10
Change in fair value	(259)	(75)	(10)
Balance – June 30, 2024	$1,222	$—	$—

Changes in the fair value of our Level 3 financial instruments during the six months ended June 30, 2023 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2022	$—	$2,264	$291
Initial fair value of instruments	7,818	—	—
Change in fair value	383	(1,110)	(143)
Balance – June 30, 2023	$8,201	$1,154	$148

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

	June 30,	December 31,
	2024	2023
Expected stock price volatility	79.00% –99.80%	105.00% –110.00%
Risk-free interest rate	4.40% –5.40%	3.88% –5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.42 –4.00	0.75 –4.50
Probability of change of control	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	35.00%	25.00%

The Tranche A Warrants are classified as a liability and carried at fair value (the Tranche B Warrants qualified for equity classification at issuance). We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) acceptance of a New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”) for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable inputs to the Black-Scholes option pricing model were as follows:

	June 30,	December 31,
	2024	2023
Expected stock price volatility	91.90% –103.70%	100.00% –110.00%
Risk-free interest rate	4.70% –5.20%	4.13% –4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.75 –1.96	1.08 –2.46
Probability of NDA acceptance	30.00%	20.00%
Probability of fundamental transaction	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	5.00%	5.00%

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

	June 30,	December 31,
	2024	2023
Expected stock price volatility	90.00%	115.00%
Risk-free interest rate	4.90%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	1.50	2.00

Note 13. Capital Stock

As of June 30, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 600,000,000 and 300,000,000 shares of Common Stock par value $0.0001 per share, respectively; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, we had 6,433,628 and 6,421,084 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

Common Stock Warrants

As of June 30, 2024 and  December 31, 2023, outstanding warrants to purchase shares of Common Stock were as follows:

					Number of Shares Issuable
					June 30,	December 31,
Date Exercisable	Exercise Price	Expiration		Classification	2024	2023
December 2020	$230.00	December 2025	(1)	Equity	120,375	120,375
December 2020	$230.00	December 2025	(2)	Equity	1,229	1,229
June 2023	$16.00	June 2028	(3)	Liability	150,000	150,000
June 2023	$22.00	June 2026	(4)	Liability	2,500,000	2,500,000
June 2023	$30.00	June 2030	(5)	Equity	2,500,000	2,500,000
Total					5,271,604	5,271,604

(1)

Represents 120,375 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $330.00 per share for any 20 trading days within a 30-trading day period. As of June 30, 2024 and December 31, 2023, no warrants had been exercised.

(2)

Represents 1,229 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of June 30, 2024 and December 31, 2023, no warrants had been exercised.

(3)

Represents 150,000 shares of Common Stock underlying the New Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of June 30, 2024 and December 31, 2023, the warrant had not been exercised.

(4)

Represents 2,500,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of June 30, 2024 and December 31, 2023, no warrants had been exercised.

(5)

Represents 2,500,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of June 30, 2024 and December 31, 2023, no warrants had been exercised.

Public Offerings

In June 2023, we sold 2,500,000 units at a sale price of $16.00 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”) as underwriter. Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $22.00 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $30.00 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A and Tranche B Warrants. We cannot predict when or if the Tranche A or Tranche B Warrants will be exercised, and it is possible they may expire and/or never be exercised. We paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The Tranche A Warrants were exercisable immediately and will expire on the earlier of (i) sixty (60) days following the date of our public announcement that the filing of an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. The Tranche B Warrants were exercisable immediately and will expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. If we enter into or become party to a fundamental transaction (which generally includes a merger of the Company with or into another entity; the sale, lease, license, or transfer of all or substantially all of our assets; tender or exchange offers; or reclassification, reorganization, or recapitalization of our Common Stock), then (i) we or our successor entity shall purchase all outstanding Tranche A Warrants by paying the holders cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of each Tranche A Warrant, and (ii) upon any subsequent exercise of a Tranche B Warrant, the holder shall be entitled to receive, at the option of the holder, the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrant is exercisable immediately prior to such fundamental transaction. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and our prospectus supplement relating to the offering. The total fair value of the Tranche A Warrants, Tranche B Warrants, and shares of Common Stock sold in the offering exceeded the offering proceeds by $14.8 million, therefore pursuant to ASC 815, this amount was recognized as a loss on the initial issuance of equity in the condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The underwriting discounts and commissions and underwriting expenses were allocated to the shares of Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified Tranche A Warrants recorded as an expense in the condensed consolidated statements of operations and comprehensive loss, and the amounts allocated to the shares of Common Stock and Tranche B Warrants as a reduction to their initial carrying values.

Common Stock Sales Agreement

In April 2022, we entered into an Equity Distribution Agreement, which we amended in December 2022 (the “ATM Agreement”). Canaccord acts as placement agent and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the ATM Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022. We subsequently terminated and filed a new prospectus supplement relating to the offering, which was most recently amended on May 8, 2024 for the future offer and sale of Common Stock having an aggregate offering price of up to $12.3 million.

Pursuant to the ATM Agreement, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us. Canaccord is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from each sale of Common Stock, if any. We did not sell any shares during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we sold 0 and 144,755 shares of Common Stock, respectively; generated gross proceeds of $0 and $4.5 million, respectively; and paid commissions of $0 and $0.1 million, respectively.

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

Pursuant to the Purchase Agreement, we may direct Lincoln Park to purchase up to 3,750 shares of Common Stock (a “Regular Purchase”), which may be increased up to (i) 5,000 shares if the closing price of our Common Stock is not below $20.00, (ii) 7,500 shares if the closing price of our Common Stock is not below $40.00, and (iii) 10,000 shares if the closing price of our Common Stock is not below $80.00. The purchase price for a Regular Purchase is based on the market price of our Common Stock at the time of sale. We may sell shares in excess of a Regular Purchase (an “Accelerated Purchase”) on any day on which we have directed Lincoln Park to purchase the maximum amount allowed for such Regular Purchase, up to the lesser of (i) 300% of the number of shares purchased pursuant to such prior business day Regular Purchase or (ii) 30% of the aggregate shares of our Common Stock traded on Nasdaq on the trading day immediately following the purchase date for such Regular Purchase (subject to certain volume and market price limitations). Additionally, we may sell shares in excess of an Accelerated Purchase (an “Additional Accelerated Purchase”) on any day on which we have directed Lincoln Park to purchase the maximum amount allowed for such Accelerated Purchase, up to the lesser of (i) 300% of the number of shares purchased pursuant to such prior business day Regular Purchase or (ii) 30% of the aggregate shares of our Common Stock traded on Nasdaq during a certain period on the date of the Additional Accelerated Purchase (subject to certain volume and market price limitations). The purchase price for Accelerated Purchases and Additional Accelerated Purchases is equal to 97% of the lesser of (i) the VWAP of our Common Stock on Nasdaq during certain periods on the date of the Accelerated Purchase or Additional Accelerated Purchase or (ii) the closing price of our Common Stock on the date of the Accelerate Purchase or Additional Accelerated Purchase.

On the date of the Purchase Agreement, we issued 16,633 shares of Common Stock (the “Initial Commitment Shares”) to Lincoln Park as an initial fee for its commitment under the Purchase Agreement. We recorded the fair value of the Initial Commitment Shares on the date of issuance in other income (expense), net. We may further issue up to 8,317 additional shares of Common Stock (the “Additional Commitment Shares,” and, together with the Initial Commitment Shares, the “Commitment Shares”) on a pro rata basis upon each purchase by Lincoln Park under the Purchase Agreement. Under applicable Nasdaq listing rules, the total number of shares of Common Stock that we may sell to Lincoln Park is limited to 765,506 shares (including the Commitment Shares), representing 19.99% of the outstanding shares of our Common Stock immediately prior to the execution of the Purchase Agreement, unless we (i) first obtain stockholder approval in accordance with applicable Nasdaq listing rules or (ii) the average price paid by Lincoln Park for all shares of Common Stock issued by us under the Purchase Agreement is equal to or greater than $24.8080. The Purchase Agreement prohibits us from directing Lincoln Park to purchase any shares of Common Stock that would result in Lincoln Park having beneficial ownership of greater than 4.99% of our outstanding Common Stock, which Lincoln Park may, in its sole discretion, increase up to 9.99% of our outstanding Common Stock by delivering written notice thereof to us, which shall not be effective until the 61st day after such written notice is delivered to us. We may terminate the Purchase Agreement at any time, for any reason and without any payment or liability to us, by giving Lincoln Park a termination notice with effect one business date after the notice has been received by Lincoln Park.

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of June 30, 2024 and  December 31, 2023. We did not sell any shares during the during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we sold 20,000 shares of Common Stock under the Purchase Agreement, issued 145 Additional Commitment Shares, and generated proceeds of $0.4 million.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(6,785)	$(25,143)	$(17,865)	$(36,913)
Denominator:
Weighted average common shares outstanding	6,423,182	4,302,520	6,422,242	4,053,883
Net loss per share attributable to common stockholders – basic and diluted	$(1.06)	$(5.84)	$(2.78)	$(9.11)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible notes payable (see Note 8)	62,500	86,635	62,500	86,635
Common stock warrants (see Note 13)	5,271,604	5,271,604	5,271,604	5,271,604
Options to purchase common stock (see Note 11)	1,825,429	1,060,061	1,825,429	1,060,061
Unvested restricted stock awards (see Note 11)	38,363	40,052	38,363	40,052
Contingent earn-out shares (see Note 2)	329,628	329,628	329,628	329,628
Total	7,527,524	6,787,980	7,527,524	6,787,980

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

We currently provide an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold by 4Life under the tradename Zinc Factor™; and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, which is sold by 4Life under the tradename Gold Factor™. Total revenue under the License and Supply Agreements during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Product revenue from related parties	$64	$193	$107	$256
Royalty revenue from related parties	27	43	56	86
Total revenue from related parties	$91	$236	$163	$342

Note 16. Subsequent Events

On July 11, 2024 we effected the Reverse Stock Split, pursuant to which every 20 shares of our Common Stock issued and outstanding were automatically combined and converted into 1 validly issued, fully paid and non-assessable share of Common Stock. For a description of the Reverse Stock Split, refer to Note 2. Summary of Significant Accounting Policies—Reverse Stock Split.

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

Reverse Stock Split

Effective July 11, 2024 (the “Effective Date”), we filed a Certificate of Amendment to our Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of our Common Stock. Beginning with the opening of trading on the Effective Date, our Common Stock began trading on Nasdaq on a split-adjusted basis under the same symbol, “CLNN.” As a result of the Reverse Stock Split, every 20 shares of our Common Stock issued and outstanding were automatically combined and converted into 1 validly issued, fully paid and non-assessable share of Common Stock. In lieu of any fractional shares, stockholders received an amount in cash (without interest) equal to: (i) the number of shares of Common Stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional shares multiplied by (ii) the closing price of our Common Stock on Nasdaq on the trading day immediately preceding the Effective Date.

The Reverse Stock Split did not reduce the total number of authorized shares of Common Stock or preferred stock, par value $0.0001 per share (“Preferred Stock”), or change the par values of the Company’s Common Stock or Preferred Stock. All outstanding stock options, warrants, rights to restricted stock awards, convertible debt, and contingent earn-out shares entitling their holders to purchase or receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, in accordance with the terms of each such security. In addition, the number of shares reserved for issuance pursuant to our Amended 2020 Stock Plan was also appropriately adjusted. All historical share and per share data for the periods presented in our condensed consolidated financial statements, including for periods ending prior to July 11, 2024, has been adjusted to reflect the 1-for-20 Reverse Stock Split on a retroactive basis as if the Reverse Stock Split occurred as of the earliest period presented.

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In June 2024, we announced new long-term CNM-Au8 treatment results for survival and NfL levels from the HEALEY ALS Platform Trial open label extension (“OLE”). The data highlights up to 42 months of survival follow-up and 76 weeks of long-term NfL biomarker results, including a neurofilament light (“NfL”) responder subset (the “CNM-Au8 NfL Responders”) from the HEALEY ALS Platform Trial who had consistent and sustained NfL reductions, comprising nearly half of all CNM-Au8 patients. All participants treated with CNM-Au8 30 mg, including ex-placebo participants who transitioned to CNM-Au8 in the OLE, with complete baseline co-variates were included in the survival analysis:

●

Improved Survival Compared to Matched PRO-ACT Controls: Survival analyses of participants originally randomized to CNM-Au8 30 mg treatment (n=59) and ex-placebo to CNM-Au8 (n=11) compared to matched PRO-ACT controls up to 3.5 years post-baseline.

○

Approximately 60% decreased risk of death in CNM-Au8 30 mg treated patients compared to matched PRO-ACT controls up to 3.5 years of follow-up; covariate-adjusted hazard ratio (“HR”): 0.431 (95% CI: 0.276-0.672), p-value = 0.0002.

●

Reduced NfL Biomarker Levels in CNM-Au8 NfL Responders: CNM-Au8 NfL Responder Subset: The CNM-Au8 NfL Responder analysis was completed to identify NfL decreases in participants who showed consistent NfL declines (n=55). CNM-Au8 NfL Responders were defined as participants who had all post-baseline measures with an NfL decrease or repeated declines of at least 10 pg/mL following the start of CNM-Au8 treatment.

○

CNM-Au8 NfL Responders demonstrated an average NfL reduction of 28%, which is suggestive of decreased axonal loss on an ongoing basis; geometric mean ratio (“GMR”) at week 76 change vs. baseline: 0.72, (95% CI: 0.67 – 0.79), p < 0.0001.

○

The NfL results are based on earlier announced analyses of plasma NfL collected from participants (n=99) in the OLE who were treated with CNM-Au8 30 mg through week 76 compared to participants treated with placebo for 24 weeks prior to crossing over to active treatment for up to 52 weeks. Long-term treatment with CNM-Au8 30 mg resulted in continued significant decline of plasma NfL levels. The GMR vs. placebo at week 76 was 0.841, 95% CI: 0.73 – 0.98, p = 0.023.

CNM-Au8 was well-tolerated and no significant safety findings were observed in the OLE.

On July 13, 2024, we submitted a briefing book to the U.S. Food and Drug Administration (“FDA”) in advance of a granted Type C interaction expected to occur in the third quarter of 2024. The briefing book contains new post-hoc analyses from two independently conducted Phase 2 clinical trials of CNM-Au8® for the treatment for ALS. This new information supplements the original data previously discussed with the FDA in late 2023 and is intended to guide the planned FDA Type C interaction expected to occur in the third quarter of 2024 to discuss an accelerated approval regulatory pathway. We plan to publicly announce the topline FDA feedback following the conclusion of the Type C interaction. CNM-Au8 NfL Responders demonstrated a 28% mean reduction in NfL levels compared to baseline, while NfL levels continued to increase in CNM-Au8 NfL non-responders (all doses; GMR difference at week 76 post-baseline: 0.57, 95% CI: 0.50 – 0.64, p < 0.00001). The analyses of the CNM-Au8 NfL Responders demonstrated efficacy in all-cause mortality, function, and combined assessment of function and survival (“CAFS”):

●	All-cause mortality (survival):

○	Improved survival of CNM-Au8 NfL Responders compared to propensity matched controls from the PRO-ACT database: HR: 0.504, 95% Wald CI: 0.28 – 0.904, covariate adjusted, p = 0.022.

○	Improved survival of CNM-Au8 NfL Responders compared to CNM-Au8 NfL non-responders: HR: 0.350, 95% CI: 0.188 – 0.649, covariate adjusted, p = 0.0009.

●

ALS Functional Improvement: the ALS Functional Rating Scale (“ALSFRS-R”) is an instrument for evaluating the functional status of patients with ALS and is used to monitor functional change in a patient over time. CNM-Au8 NfL Responders demonstrated:

○

Significantly less decline in ALSFRS-R total score compared to CNM-Au8 NfL non-responders: p < 0.01 at the week 64, 76, 88, and 100 visits post-randomization (mixed model repeated measures (“MMRM”) was used to compare least squares mean change from baseline).

○

Significantly less decline in the respiratory subdomain score of the ALSFRS-R compared to CNM-Au8 NfL non-responders: p < 0.01 at the week 64, 76, 88, and 100 visits post-randomization (MMRM was used to compare least squares mean change from baseline).

●	Improvements in the Combined Assessment of Function and Survival: CAFS ranks clinical outcomes based on survival time and change in the ALSFRS-R:

○

CNM-Au8 NfL Responders demonstrated improvements compared to CNM-Au8 NfL non-responders starting at week 48 (p < 0.10) and all later timepoints with significance reached at weeks 88 and later (p < 0.05).

Independent of NfL responder status, long-term treatment with CNM-Au8 30 mg was associated with improved survival in participants from the RESCUE-ALS and HEALEY ALS Platform Trials using updated long-term follow-up of survival status compared to propensity matched controls from the clinical trial data registry PRO-ACT, the ALS/MND Natural History Consortium (“NHC”), and the Australian MiNDAUS registry. Matching methods and covariates were prespecified and conducted by an independent statistician.

●

Long-term treatment with CNM-Au8 30 mg in the HEALEY ALS Platform Trial demonstrated a 57% decreased risk of all-cause mortality vs. PRO-ACT propensity matched controls: (HR: 0.431, 95% CI: 0.276 to 0.672; covariate adjusted, p = 0.0002).

●

Long-term treatment with CNM-Au8 30 mg in the HEALEY ALS Platform Trial demonstrated a 48% decreased risk of all-cause mortality vs. ALS NHC propensity matched controls: (HR: 0.519, 95% CI: 0.347 to 0.776; covariate adjusted, p = 0.0014).

●

Long-term treatment with CNM-Au8 30 mg in the RESCUE-ALS Phase 2 Trial demonstrated a 70% decreased risk of all-cause mortality vs. PRO-ACT propensity matched controls: (HR: 0.311, 95% CI: 0.142 to 0.682; covariate adjusted, p = 0.0035).

●

Long-term treatment with CNM-Au8 30 mg in the RESCUE-ALS Phase 2 Trial demonstrated a 51% decreased risk of all-cause mortality vs. MiNDAUS propensity matched controls: (HR: 0.487, 95% CI: 0.287 to 0.824; covariate adjusted, p = 0.0074).

Further, CNM-Au8 mechanism of action responders demonstrated concordance with CNM-Au8 NfL Responders. Data provided to the FDA also included an association of responses between CNM-Au8 mechanism responders (defined as those who had consistent and sustained NAD+ and GSH/GGSG glutathione improvements) and CNM-Au8 NfL Responders. The connection between CNM-Au8 mechanism responders and CNM-Au8 NfL Responders links the mechanism of action to NfL declines. Biomarkers of oxidative stress, including the GSH/GSSG ratio, demonstrated consistent improvement following CNM-Au8 treatment with increased activity associated with the duration of treatment. These data support a dual mechanism of action of neuronal metabolic support and decreased oxidative stress. We further provided mechanistic evidence from preclinical models that established improved neuronal integrity and survival, where CNM-Au8 simultaneously decreased the release of NfL from damaged motor neurons axons.

We are also planning the design of an international Phase 3 trial of CNM-Au8 30 mg, RESTORE-ALS, with expert ALS clinical advisors and expect to initiate the trial in the second quarter of 2025, contingent upon funding. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency (“EMA”), ALS experts, and patient representatives to determine the proper path to support potential approval.

Multiple Sclerosis

In April 2024, we announced the latest data from the open label long-term extension (“LTE”) of our Phase 2 VISIONARY-MS clinical trial at the 2024 American Academy of Neurology Annual Meeting. These new long-term results across multiple paraclinical exploratory endpoints reinforce the evidence for sustained clinical benefit to trial participants across multiple clinical outcome measures associated with consistent improvements in neuronal function and remyelination. The LTE results demonstrate evidence supporting repair and remyelinating effects of CNM-Au8 treatment in patients originally randomized to CNM-Au8 and further enhance the trial’s results from the double-blind period, which demonstrated significant improvements in the primary and secondary endpoints, low contrast letter acuity (“LCLA”) and the modified MS Functional Rating Scale, respectively. The key LTE results include the following:

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

CNM-Au8 was well-tolerated and no significant safety findings were observed.

We have initiated a second dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in non-active progressive MS patients. We anticipate enrollment concluding in by the end of 2024 with topline results available by mid-2025. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the first half of 2025.

The chart below reflects the growing body of evidence for CSN therapeutics from our completed and ongoing clinical programs.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In April 2023, the FDA granted accelerated approval to tofersen, branded as Qalsody, a drug from Biogen Inc. for the treatment of SOD1-ALS, a rare genetic form of ALS. In May 2024, the European Commission granted marketing authorization under exceptional circumstances for Qalsody in the European Union. Additionally, sodium phenylbutyrate and taurursodiol, a drug from Amylyx Pharmaceuticals, Inc. (“Amylyx”) which previously received approval from the FDA and conditional approval from Health Canada based on the results of a Phase 2 trial, was voluntarily withdrawn from the market in the U.S. and Canada following the negative outcome of a Phase 3 clinical trial.

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

Our research and development expenses are affected by the scope and advancement of our existing product pipeline and the commencement of new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will decrease throughout 2024 as we complete our Phase 2 clinical trials and will increase in future years as we advance our assets into Phase 3. Additionally, if we are able to file a new drug application (“NDA”) under an accelerated pathway with the FDA, contingent upon our Type C interaction with the FDA which will occur in the third quarter of 2024 as discussed above under Recent Developments of Our Clinical Programs, we anticipate that our research and development expenses related to regulatory activities would increase in advance of receiving regulatory approval.

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

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA, expected in the third quarter of 2024. If we are able to file an NDA with the FDA based on our accumulation of clinical evidence, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA based on our FDA interaction, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenue:
Product revenue	$64	$226	(72)%	$108	$290	(63)%
Royalty revenue	27	43	(37)%	56	86	(35)%
Total revenue	91	269	(66)%	164	376	(56)%
Operating expenses:
Cost of revenue	18	66	(73)%	34	71	(52)%
Research and development	4,150	6,615	(37)%	10,019	14,010	(28)%
General and administrative	3,314	3,924	(16)%	6,734	7,363	(9)%
Total operating expenses	7,482	10,605	(29)%	16,787	21,444	(22)%
Loss from operations	(7,391)	(10,336)	(28)%	(16,623)	(21,068)	(21)%
Total other income (expense), net	606	(14,807)	*	(1,242)	(15,845)	(92)%
Net loss	$(6,785)	$(25,143)	(73)%	$(17,865)	$(36,913)	(52)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three and six months ended June 30, 2024 and 2023, changes in product and royalty revenues were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
CNM-Au8	$(720)	$1,832	*	$331	$3,965	(92)%
CNM-ZnAg	—	116	*	13	929	(99)%
Unallocated	1,422	1,221	16%	2,686	2,380	13%
Personnel	2,545	2,322	10%	5,209	4,639	12%
Stock-based compensation	903	1,124	(20)%	1,780	2,097	(15)%
Total research and development	$4,150	$6,615	(37)%	$10,019	$14,010	(28)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to: (i) reimbursements received during the three and six months ended June 30, 2024 for expenses incurred since September 2023 from our ongoing ALS expanded access program (“EAP”) funded by a National Institute of Health grant (the “ACT-EAP”), for which reimbursements are recorded as an offset to research and development expense, (ii) a decrease in expenses in the HEALEY ALS Platform Trial, RESCUE-ALS, REPAIR-MS, and VISIONARY-MS clinical trials due to the previous completion of the blinded period of each trial, and (iii) a decrease in expenses for the VISIONARY-MS LTE due to its completion; partially offset by an increase in expenses related to: (A) our two ALS EAPs with Massachusetts General Hospital due to increased enrollment and expansion of one EAP, (B) planning activities for our RESTORE-ALS clinical trial, and (C) increased non-clinical, pre-clinical and regulatory activities;

(ii)	a decrease in expenses related to CNM-ZnAg, primarily due to completion of the clinical trial for treatment of COVID-19 in late 2022 with expenses continuing through 2023;

(iii)	an increase in unallocated expenses, primarily due to increased expenses related to research, manufacturing, equipment, and materials;

(iv)	an increase in personnel expenses, primarily due to an increase in compensation expense related to the ACT-EAP and our regulatory activities; and

(v)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel.

General and Administrative Expense

General and administrative expense during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Directors’ and officersʼ insurance	$187	$399	(53)%	$373	$797	(53)%
Legal	284	153	86%	359	261	38%
Finance and accounting	124	459	(73)%	373	718	(48)%
Public and investor relations	199	124	60%	433	268	62%
Personnel	1,044	1,184	(12)%	2,140	2,173	(2)%
Stock-based compensation	1,048	1,327	(21)%	2,184	2,577	(15)%
Other	428	278	54%	872	569	53%
Total general and administrative	$3,314	$3,924	(16)%	$6,734	$7,363	(9)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in directors’ and officers’ insurance fees;

(ii)

an increase in legal fees, primarily due to an increase in legal fees related to regulatory activities, the ACT-EAP, and intellectual property; partially offset by a decrease in legal fees related to financing and fundraising;

(iii)	a decrease in finance and accounting fees, primarily due to a decrease in fees from consultants, advisors, and other financial vendors; partially offset by increased tax and audit fees;

(iv)	an increase in fees related to our public and investor relations efforts;

(v)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel; and

(vi)

an increase in other expenses, primarily due to an increase in expenses related to lobbying activities and office and professional expenses; partially offset by a decrease in expenses related to supplies and equipment, property and casualty insurance, leased facilities, and travel.

Total Other Income (Expense), Net

Total other income (expense), net, during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest income	$269	$213	26%	$628	$385	63%
Interest expense	(1,282)	(1,104)	16%	(2,526)	(2,170)	16%
Commitment share expense	—	(3)	*	—	(402)	*
Issuance costs for common stock warrant liabilities	—	(333)	*	—	(333)	*
Loss on initial issuance of equity	—	(14,840)	*	—	(14,840)	*
Change in fair value of common stock warrant liabilities	1,568	(383)	*	259	(383)	*
Change in fair value of Clene Nanomedicine contingent earn-out liability	22	1,165	(98)%	75	1,110	(93)%
Change in fair value of Initial Stockholders contingent earn-out liability	3	150	(98)%	10	143	(93)%
Research and development tax credits and unrestricted grants	26	341	(92)%	312	655	(52)%
Other expense, net	—	(13)	*	—	(10)	*
Total other income (expense), net	$606	$(14,807)	*	$(1,242)	$(15,845)	(92)%

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)

an increase in interest income primarily due to increasing interest rates and higher investment returns on cash, cash equivalents, and marketable securities; and an increase in interest expense primarily due to increasing interest rates and increased amortization of debt discount and debt issuance costs on notes payable;

(ii)

commitment share expense, due to the shares of Common Stock issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”), as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company during the three and six months ended June 30, 2023;

(iii)	issuance costs from a public equity offering allocated to liability-classified warrants during the three and six months ended June 30, 2023;

(iv)	a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering during the three and six months ended June 30, 2023;

(v)

a gain from a change in fair value of the common stock warrant liability due to the New Avenue Warrant and Tranche A Warrants during the three and six months ended June 30, 2024. The changes in fair value were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(vi)

a gain from a change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the three and six months ended June 30, 2024. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”); and

(vii)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%.We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.65% and 4.85% for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the six months ended June 30, 2024 and 2023. We recorded other income of $40,000 and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, for research and development tax credits pertaining to Clene Australia for the 2024 and 2023 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000. Clene Netherlands had no taxable income or provision for income taxes for the six months ended June 30, 2024 and 2023.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $175.2 million from equity financing, including sales of common stock, preferred stock, warrants to purchase common stock;

●	gross proceeds of $32.3 million from borrowings under convertible promissory notes;

●	gross proceeds of $27.3 million from borrowings under notes payable and convertible notes payable;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $9.1 million from refundable research and development tax credits;

●	gross proceeds of $6.0 million from grants from various organizations; and

●	gross proceeds of $1.0 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial for the treatment of ALS with certain drug candidates, including CNM-Au8, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $7.4 million and $10.3 million for the three months ended June 30, 2024 and 2023, respectively; and $16.6 million and $21.1 million for the six months ended June 30, 2024 and 2023, respectively. Our accumulated deficit was $260.6 million and $242.7 million as of June 30, 2024 and December 31, 2023, respectively. Our cash, cash equivalents, and marketable securities totaled $21.7 million and $35.0 million as of June 30, 2024 and December 31, 2023, respectively, and net cash used in operating activities was $13.4 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Firm commitments for funds include approximately $1.1 million of payments under operating lease obligations; payment of principal and interest on notes payable totaling $22.0 million; and commitments under various agreements for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $5.8 million of payments under operating lease obligations, and interest and principal repayment of notes payable of $7.9 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(13,438)	$(16,239)
Net cash provided by investing activities	6,319	4,761
Net cash provided by financing activities	9	42,418
Effect of foreign exchange rate changes on cash	(29)	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,139)	$30,911

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $13.4 million for the six months ended June 30, 2024, which resulted from a net loss of $17.9 million, adjusted for non-cash items totaling $5.4 million and a net change in operating assets and liabilities of $0.9 million. Significant non-cash items included: (i) depreciation expense of $0.8 million for laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.3 million; (iii) stock-based compensation expense of $4.0 million; (iv) accretion of debt discount of $0.8 million; (v) non-cash interest expense of $28,000; (vi) non-cash interest income on marketable securities of $0.2 million; (vii) a change in fair value of common stock warrant liabilities of $0.3 million due to changes in price of our Common Stock on Nasdaq and changes in valuation model inputs; and (viii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $10,000, respectively, due to changes in price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (a) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $0.4 million due to the timing of vendor invoicing and payments; (b) an increase in prepaid expenses and other current assets of $2.5 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, an increase in prepaid ACT-EAP expenses, and an increase in research and development tax credits receivable; (c) an increase in accrued liabilities of $2.2 million primarily due to increased accrued compensation and benefits and increased deferred grants, partially offset by a decrease in accrued CRO and clinical fees; and (d) a decrease in operating lease obligations of $0.3 million.

Net cash used in operating activities was $16.2 million for the six months ended June 30, 2023, which resulted from a net loss of $36.9 million, adjusted for non-cash items totaling $21.1 million and a net change in operating assets and liabilities of $0.5 million. Significant non-cash items included: (i) depreciation expense of $0.8 million for laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.2 million; (iii) commitment share expense of $0.4 million for shares of Common Stock issued to Lincoln Park as an initial fee for their commitment to purchase shares of our Common Stock under a purchase agreement; (iv) issuance costs of $0.3 million for liability-classified warrants issued in a public equity offering; (v) a loss on initial issuance of equity of $14.8 million from the fair value in excess of proceeds from a public equity offering; (vi) stock-based compensation expense of $4.7 million; (vii) accretion of debt discount of $0.5 million; (viii) non-cash interest expense of $0.2 million; (ix) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $1.1 million and $0.1 million, respectively, due to the decrease in price of our Common Stock on Nasdaq and changes in valuation model inputs; and (x) a change in fair value of common stock warrant liabilities of $0.4 million due to the increase in price of our Common Stock on Nasdaq between the issuance date and reporting date and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (a) a decrease in accounts receivable of $28,000 and a decrease in accounts payable of $2.2 million due to the timing of vendor invoicing and payments; (b) an increase in inventory of $9,000; (c) a decrease in prepaid expenses and other current assets of $1.7 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and a decrease in research and development tax credits receivable; (d) an increase in accrued liabilities of $0.2 million primarily due to increased CRO and clinical fees, partially offset by decreased accrued compensation and benefits; and (e) a decrease in operating lease obligations of $0.3 million.

Investing Activities

Net cash provided by investing activities was $6.3 million for the six months ended June 30, 2024, which consisted of proceeds from maturities of marketable securities of $12.5 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $13,000. Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2023, which consisted of proceeds from maturity of marketable securities of $5.0 million, partially offset by purchases of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities was $9,000 for the six months ended June 30, 2024, which consisted of proceeds from the exercise of stock options of $36,000, partially offset by payments of finance lease obligations of $27,000. Net cash provided by financing activities was $42.4 million for the six months ended June 30, 2023, which consisted of proceeds from issuance of common stock, net of offering costs, of $42.1 million, and proceeds from the issuance of notes payable of $0.4 million; partially offset by payments of finance lease obligations of $46,000.

Public Offering

In June 2023, we sold 2,500,000 units at a sale price of $16.00 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”). Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $22.00 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $30.00 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A and Tranche B Warrants. We cannot predict when or if the Tranche A or Tranche B Warrants will be exercised, and it is possible they may expire and/or never be exercised. We paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and our prospectus supplement relating to the offering.

Common Stock Sales Agreement

During the three and six months ended June 30, 2023, we sold 0 and 144,755 shares of Common Stock, respectively, under our Equity Distribution Agreement (the “ATM Agreement”) with Canaccord; generated gross proceeds of $0 and $4.5 million, respectively; and paid commissions of $0 and $0.1 million, respectively. We did not sell any shares during the three and six months ended June 30, 2024. The sale of Common Stock under the ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the Securities and Exchange Commission on April 26, 2022. We subsequently terminated and filed a new prospectus supplement relating to the offering, which was most recently amended on May 8, 2024, for the future offer and sale of Common Stock having an aggregate offering price of up to $12.3 million.

Common Stock Purchase Agreement

During the three and six months ended June 30, 2023, we sold 20,000 shares of Common Stock under our purchase agreement (the “Purchase Agreement”) with Lincoln Park, issued 145 Additional Commitment Shares, and generated gross proceeds of $0.4 million. We did not sell any shares during the three and six months ended June 30, 2024. The sale of Common Stock under the Purchase Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement (the “Purchase Agreement Prospectus Supplement”) related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Purchase Agreement Prospectus Supplement and offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified a portion of the 2021 Avenue Loan as convertible notes payable in the condensed consolidated balance sheets as of December 31, 2023 and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. As of June 30, 2024, the conversion option has expired. We accounted for the convertible note as a single liability measured at its amortized cost as December 31, 2023 with a carrying value of $4.9 million.

We classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of June 30, 2024 and December 31, 2023, the convertible note was carried at $5.3 million and $5.3 million, respectively.

Common Stock Warrant Liabilities

Pursuant to a June 2023 amendment to the 2021 Avenue Loan, we issued a warrant to purchase 150,000 shares of Common Stock at $16.00 per share (the “New Avenue Warrant”). In accordance with ASC 815, we recognized the New Avenue Warrant as a derivative liability measured at fair value and remeasure the New Avenue Warrant at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the New Avenue Warrant resulted in a gain of $0.1 million and a loss of $0.1 million during the three months ended June 30, 2024 and 2023, respectively; and a loss of $0.1 million and a loss of $0.1 million during the six months ended June 30, 2024 and 2023, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. As of June 30, 2024 and December 31, 2023, the unobservable inputs were as follows:

	June 30,	December 31,
	2024	2023
Expected stock price volatility	79.00% –99.80%	105.00% –110.00%
Risk-free interest rate	4.40% –5.40%	3.88% –5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.42 –4.00	0.75 –4.50
Probability of change of control	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	35.00%	25.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share. In accordance with ASC 815, we recognized the Tranche A Warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the Tranche A Warrants resulted in a gain of $1.5 million and a loss of $0.3 million during the three months ended June 30, 2024 and 2023, respectively; and a gain of $0.3 million and a loss of $0.3 million during the six months ended June 30, 2024 and 2023, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. As of June 30, 2024 and December 31, 2023, the unobservable inputs were as follows:

	June 30,	December 31,
	2024	2023
Expected stock price volatility	91.90% –103.70%	100.00% –110.00%
Risk-free interest rate	4.70% –5.20%	4.13% –4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.75 –1.96	1.08 –2.46
Probability of NDA acceptance	30.00%	20.00%
Probability of fundamental transaction	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	5.00%	5.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the six months ended June 30, 2024 and 2023, the unobservable inputs were as follows:

	Six Months Ended June 30,
	2024	2023
Expected stock price volatility	97.78% –110.82%	96.22% –103.24%
Risk-free interest rate	4.04% –4.58%	3.26% –4.17%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –10.00	5.00 –6.43

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the six months ended June 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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

Changes in Internal Control over Financial Reporting

Other than changes described under —Material Weakness Remediation, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1#	Clene Inc. Amended 2020 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2024).
10.2	Amended and Restated Exclusive Supply Agreement, dated April 25, 2024, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 26, 2024).
10.3	Amended and Restated License Agreement, dated April 25, 2024, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 26, 2024).
10.4	FDP Cost Reimbursement Subaward, dated April 3, 2024, by and between Clene Nanomedicine, Inc. and the Trustees of Colombia University in the City of New York (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 9, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: August 7, 2024	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: August 7, 2024	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer