Form 10-Q
period 2024-09-30
Clene Inc.
filed 2024-11-13
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the Registrant’s common stock as of November 11, 2024 was 7,979,726.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14,645	$28,821
Marketable securities	—	6,179
Accounts receivable	—	143
Inventory	128	37
Prepaid expenses and other current assets	4,925	3,672
Total current assets	19,698	38,852
Restricted cash	58	58
Operating lease right-of-use assets	3,776	4,168
Property and equipment, net	8,037	9,263
TOTAL ASSETS	$31,569	$52,341

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,678	$1,504
Accrued liabilities	6,733	3,720
Share subscriptions payable	3,810	—
Operating lease obligations, current portion	732	576
Finance lease obligations, current portion	—	27
Notes payable, current portion	10,875	14,627
Convertible notes payable, current portion	—	4,876
Total current liabilities	23,828	25,330
Operating lease obligations, net of current portion	4,335	4,903
Notes payable, net of current portion	1,668	1,894
Convertible notes payable, net of current portion	5,271	5,258
Common stock warrant liabilities	592	1,481
Clene Nanomedicine contingent earn-out liability	—	75
Initial Stockholders contingent earn-out liability	—	10
TOTAL LIABILITIES	35,694	38,951
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 600,000,000 and 300,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 6,857,170 and 6,421,084 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	264,225	255,913
Accumulated deficit	(268,574)	(242,723)
Accumulated other comprehensive income	223	199
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,125)	13,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,569	$52,341

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$65	$65	$173	$355
Royalty revenue	22	43	78	129
Total revenue	87	108	251	484
Operating expenses:
Cost of revenue	18	12	52	83
Research and development	4,471	5,972	14,490	19,982
General and administrative	3,413	3,666	10,147	11,029
Total operating expenses	7,902	9,650	24,689	31,094
Loss from operations	(7,815)	(9,542)	(24,438)	(30,610)
Other income (expense), net:
Interest income	127	546	755	931
Interest expense	(1,022)	(1,188)	(3,548)	(3,358)
Commitment share expense	—	—	—	(402)
Issuance costs for common stock warrant liabilities	—	—	—	(333)
Loss on initial issuance of equity	—	—	—	(14,840)
Change in fair value of common stock warrant liabilities	697	6,341	956	5,958
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	1,004	75	2,114
Change in fair value of Initial Stockholders contingent earn-out liability	—	129	10	272
Research and development tax credits and unrestricted grants	27	247	339	902
Other income, net	—	45	—	35
Total other income (expense), net	(171)	7,124	(1,413)	(8,721)
Net loss before income taxes	(7,986)	(2,418)	(25,851)	(39,331)
Income tax expense	—	—	—	—
Net loss	(7,986)	(2,418)	(25,851)	(39,331)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1	(4)	(1)	16
Foreign currency translation adjustments	52	(81)	25	(130)
Total other comprehensive income (loss)	53	(85)	24	(114)
Comprehensive loss	$(7,933)	$(2,503)	$(25,827)	$(39,445)

Net loss per share – basic and diluted	$(1.22)	$(0.38)	$(4.00)	$(8.11)
Weighted average common shares used to compute basic and diluted net loss per share	6,557,839	6,420,274	6,467,771	4,851,348

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	6,421,084	$1	$255,913	$(242,723)	$199	$13,390
Stock-based compensation expense	—	—	2,013	—	—	2,013
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Net loss	—	—	—	(11,080)	—	(11,080)
Balances at March 31, 2024	6,421,627	$1	$257,926	$(253,803)	$140	$4,264
Exercise of stock options	12,001	—	36	—	—	36
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized gain on available-for-sale securities	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(6,785)	—	(6,785)
Balances at June 30, 2024	6,433,628	$1	$259,913	$(260,588)	$170	$(504)
Issuance of common stock	394,453	—	2,036	—	—	2,036
Exercise of stock options	29,089	—	88	—	—	88
Stock-based compensation expense	—	—	2,188	—	—	2,188
Unrealized gain on available-for-sale securities	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	52	52
Net loss	—	—	—	(7,986)	—	(7,986)
Balances at September 30, 2024	6,857,170	$1	$264,225	$(268,574)	$223	$(4,125)

Balances at December 31, 2022	3,737,921	1	196,252	(193,219)	203	3,237
Issuance of common stock	161,388	—	4,664	—	—	4,664
Stock-based compensation expense	—	—	2,223	—	—	2,223
Unrealized gain on available-for-sale securities	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(11,770)	—	(11,770)
Balances at March 31, 2023	3,899,309	$1	$203,139	$(204,989)	$221	$(1,628)
Issuance of common stock	2,520,145	—	40,924	—	—	40,924
Issuance of equity-classified warrants	—	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	2,451	—	—	2,451
Issuance of common stock upon vesting of restricted stock awards	544	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(53)	(53)
Net loss	—	—	—	(25,143)	—	(25,143)
Balances at June 30, 2023	6,419,998	$1	$251,484	$(230,132)	$174	$21,527
Common stock issuance costs	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	2,396	—	—	2,396
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(81)	(81)
Net loss	—	—	—	(2,418)	—	(2,418)
Balances at September 30, 2023	6,420,541	$1	$253,860	$(232,550)	$89	$21,400

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,851)	$(39,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,240	1,283
Non-cash lease expense	394	315
Commitment share expense	—	402
Issuance costs for common stock warrant liabilities	—	333
Loss on initial issuance of equity	—	14,840
Change in fair value of common stock warrant liabilities	(956)	(5,958)
Change in fair value of Clene Nanomedicine contingent earn-out liability	(75)	(2,114)
Change in fair value of Initial Stockholders contingent earn-out liability	(10)	(272)
Stock-based compensation expense	6,152	7,070
Accretion of debt discount	1,184	819
Non-cash interest income on marketable securities	(153)	—
Non-cash interest expense on notes payable	40	273
Changes in operating assets and liabilities:
Accounts receivable	143	125
Inventory	(91)	(61)
Prepaid expenses and other current assets	(1,185)	1,483
Accounts payable	174	(1,125)
Accrued liabilities	2,945	(669)
Operating lease obligations	(412)	(412)
Net cash used in operating activities	(16,461)	(22,999)
Cash flows from investing activities:
Purchases of marketable securities	(6,168)	—
Proceeds from maturities of marketable securities	12,500	5,000
Purchases of property and equipment	(14)	(287)
Net cash provided by investing activities	6,318	4,713
Cash flows from financing activities:
Proceeds from exercise of stock options	124	—
Proceeds from issuance of common stock and warrants, net of offering costs	2,036	42,094
Proceeds from share subscriptions payable	3,810	—
Payments of finance lease obligations	(27)	(63)
Proceeds from the issuance of notes payable	—	350
Payments of notes payable	(10,000)	—
Payments of notes payable modification fees	—	(200)
Net cash provided by (used in) financing activities	(4,057)	42,181
Effect of foreign exchange rate changes on cash and restricted cash	24	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,176)	23,781
Cash, cash equivalents and restricted cash – beginning of period	28,879	18,390
Cash, cash equivalents and restricted cash – end of period	$14,703	$42,171

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$14,645	$42,113
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$14,703	$42,171

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrant liability recorded upon debt modification	$67	$692
Common stock warrant liability recorded upon public stock offering	$—	$7,126
Deferred transaction costs in accrued liabilities and other current assets	$68	$—
Supplemental cash flow information:
Cash paid for interest expense	$2,324	$2,266

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

Going Concern

We incurred a loss from operations of $7.8 million and $9.5 million for the three months ended September 30, 2024 and 2023, respectively; and $24.4 million and $30.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our accumulated deficit was $268.6 million and $242.7 million as of September 30, 2024 and December 31, 2023, respectively. Our cash, cash equivalents, and marketable securities totaled $14.6 million and $35.0 million as of September 30, 2024 and December 31, 2023, respectively, and net cash used in operating activities was $16.5 million and $23.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility, equity purchase agreement, and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three months ended September 30, 2024, we generated $2.1 million of gross proceeds from our equity distribution agreement (the “ATM Agreement”) and subsequent to September 30, 2024, we raised $3.5 million from a registered direct offering of equity securities and an additional $3.8 million that we received as of September 30, 2024 from separate, concurrent private placements (the “Private Placements”) of equity securities that closed on October 1, 2024. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2024 and 2023 are unaudited.

Results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $114,000 in raw materials and $14,000 in finished goods as of September 30, 2024, and $23,000 in raw material and $14,000 in finished goods as of December 31, 2023. Inventory relates to our dietary supplement products.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses of $1.3 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively; and $3.3 million and $0.3 million during the nine months ended September 30, 2024 and 2023, respectively.

In  October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic, from the National Institute of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8 treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent by us to support the ACT-EAP. The first subaward was granted on April 9, 2024 for $7.3 million for the period from September 25, 2023 to August 31, 2024, of which we have received reimbursements totaling $4.7 million for expenses incurred plus prepayments of certain ACT-EAP expenses and have incurred an additional $0.7 million of expenses as of September 30, 2024 for which we expect to receive reimbursement. We are currently in discussions with Columbia University regarding the subaward for the second year of the NIH Grant.

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of September 30, 2024 were as follows:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$3,897	$—	$—	$3,897
Total cash equivalents	3,897	—	—	3,897
Cash	10,748	—	—	10,748
Total cash and cash equivalents	$14,645	$—	$—	$14,645

Available-for-sale securities as of  December 31, 2023 were as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$19,883	$1	$—	$19,884
Money market funds	5,113	—	—	5,113
Total cash equivalents	24,996	1	—	24,997
Cash	3,824	—	—	3,824
Total cash and cash equivalents	$28,820	$1	$—	$28,821

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
U.S. Treasury securities	$6,179	$—	$—	$6,179
Total marketable securities	$6,179	$—	$—	$6,179

We had no realized gains or losses from the sale of available-for-sale securities during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid clinical and CRO expenses	$2,053	$—
Metals to be used in research and development	1,744	1,909
Research and development tax credits receivable	351	1,195
Other	777	568
Total prepaid expenses and other current assets	$4,925	$3,672

Note 5. Property and Equipment, Net

Property and equipment, net, as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Lab equipment	$3,437	$4,092
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,452	1,438
	15,509	16,150
Less accumulated depreciation	(7,472)	(6,887)
Total property and equipment, net	$8,037	$9,263

Depreciation expense recorded in research and development expense and general and administrative expense during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$67	$66	$200	$200
Research and development	339	373	1,040	1,083
Total depreciation expense	$406	$439	$1,240	$1,283

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$3,691	$2,120
Deferred grants	2,060	438
Accrued CRO and clinical fees	804	481
Other	178	681
Total accrued liabilities	$6,733	$3,720

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

As of September 30, 2024 and December 31, 2023, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 5.7 years and 6.4 years, respectively.

Finance Leases

We did not have any finance lease obligations as of September 30, 2024. Assets recorded under finance lease obligations and included within property and equipment as of December 31, 2023 were as follows:

December 31,
(in thousands)	2023
Lab equipment	$636
Less accumulated depreciation	(449)
Net	$187

As of  December 31, 2023, our finance lease obligations had a weighted-average interest rate of 11.0% and a weighted-average remaining term of 0.4 years.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of September 30, 2024 was as follows:

(in thousands)	Operating Leases
2024 (remainder)	$48
2025	1,458
2026	1,236
2027	1,132
2028	1,093
2029	649
Thereafter	1,045
Total minimum lease payments	6,661
Less amount representing interest/discounting	(1,594)
Present value of minimum lease payments	5,067
Less lease obligations, current portion	(732)
Lease obligations, net of current portion	$4,335

Components of Lease Cost

The components of finance and operating lease costs for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Finance lease costs:
Amortization	$12	$16	$57	$57
Interest on lease liabilities	—	1	—	10
Operating lease costs	255	254	764	758
Short-term lease costs	—	1	2	3
Variable lease costs	88	70	217	192
Total lease costs	$355	$342	$1,040	$1,020

Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating cash flows from operating leases	$(983)	$(953)
Operating cash flows from finance leases	$—	$(10)
Financing cash flows from finance leases	$(27)	$(63)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of September 30, 2024 and December 31, 2023 was as follows:

	Stated	September 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2024	2023
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$144	$138
Maryland DHCD (commenced February 2019)	8.00%	724	694
Maryland DHCD (commenced May 2022)	6.00%	1,083	1,083
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	10,000	15,000
		11,951	16,915
Unamortized premium (discount) and debt issuance costs		592	(394)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(10,875)	(14,627)
Notes payable, net of current portion		$1,668	$1,894

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	15.10%	$—	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,312	5,308
		5,312	10,308
Unamortized discount and debt issuance costs		(41)	(174)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		—	(4,876)
Convertible notes payable, net of current portion		$5,271	$5,258

Maryland Loans

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of September 30, 2024 and December 31, 2023, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $10,000 and $10,000 during the three months ended September 30, 2024 and 2023, respectively; and $30,000 and $30,000 during the nine months ended September 30, 2024 and 2023, respectively.

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of September 30, 2024 and December 31, 2023, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $2,000 and $2,000 during the three months ended September 30, 2024 and 2023, respectively; and $6,000 and $6,000 during the nine months ended September 30, 2024 and 2023, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). As of September 30, 2024, we had drawn $1.0 million with the remaining balance available for future equipment purchases expiring on May 17, 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of September 30, 2024 and December 31, 2023, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. Under an agreement between DHCD and Avenue, an existing secured creditor of the Company, DHCD was granted a first priority lien on the Assets as collateral. We recognized interest expense of $15,000 and $15,000 during the three months ended September 30, 2024 and 2023, respectively; and $46,000 and $43,000 during the nine months ended September 30, 2024 and 2023, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of September 30, 2024 and December 31, 2023, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. During the three months ended September 30, 2024 and 2023, we recognized (i) total interest expense of $0.1 million and $0.1 million, respectively; (ii) coupon interest expense of $0.1 million and $0.1 million, respectively; and (iii) amortization of debt issuance costs of $3,000 and $1,000, respectively; and the effective interest rate was 5.99% and 5.91%, respectively. During the nine months ended September 30, 2024 and 2023, we recognized (i) total interest expense of $0.2 million and $0.2 million, respectively; (ii) coupon interest expense of $0.2 million and $0.2 million, respectively; and (iii) amortization of debt issuance costs of $8,000 and ($1,000), respectively; and the effective interest rate was 5.99% and 5.91%, respectively.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. As of September 30, 2024 and December 31, 2023, the interest rate was 15.10% and 14.10%, respectively. We borrowed $15.0 million in May 2021 plus $5.0 million in September 2021 (“Tranche 1”), and the remaining $10.0 million (“Tranche 2”) was not drawn and expired. We incurred $0.8 million of debt issuance costs of which $47,000 related to liability-classified warrants was expensed immediately and the remainder was recorded as a debt discount. Payments were interest-only for the first 12 months and the interest-only period was extended for (i) 12 months due to our achievement of certain clinical trial milestones, plus (ii) an additional 12 months (through June 30, 2024), pursuant to an amendment in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). Following the interest-only period, from  July 2024 to September 2024, we made equal monthly principal installments of $3.3 million plus interest at the variable rate then in effect. On September 30, 2024, we entered into an amendment (the “Third Amendment”) which (i) reduced the October 2024 principal installment from $3.3 million to $2.0 million, plus interest at the applicable variable rate, (ii) reduced the November 2024 and December 2024 principal installments from $3.3 million to $0.5 million each, plus interest at the applicable variable rate, and (iii) delayed the maturity date of the loan from December 1, 2024 to April 1, 2025, with four consecutive monthly principal installments of approximately $1.8 million due from January 2025 to April 2025. On the maturity date of April 1, 2025, all principal and accrued interest then remaining unpaid plus a final payment of 4.25% of funded principal, equal to $0.9 million (the “Final Payment”), shall be due and payable. The Final Payment was previously recorded as a debt premium at the inception of the 2021 Avenue Loan.

The Third Amendment provided for a contingent interest-only period from November 1, 2024 through December 31, 2024 (the “Second Interest-only Period”) if we had received gross proceeds of at least $10.0 million from sales of our equity securities by October 31, 2024 (the “October Equity Milestone”), which we did not achieve. The Third Amendment also provides for a contingent extension of the maturity date and repayment period if, on or before December 31, 2024, we receive reasonably satisfactory evidence that the U.S. Food and Drug Administration (“FDA”) does not object to our submission of a new drug application (“NDA”) seeking accelerated approval for CNM-Au8 as a potential treatment for ALS and we have submitted such NDA for review (the “ALS NDA Milestone”). If we achieve the ALS NDA Milestone, the January 2025 and February 2025 principal installments shall be reduced to $0.5 million each, followed by four equal consecutive monthly principal installments in an amount sufficient to fully amortize the loan, plus interest at the applicable variable rate, with a maturity date of June 1, 2025.

Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired on May 21, 2024 and was not exercised. The Final Payment and Avenue Conversion Feature did not meet the requirements for derivative accounting. As of  December 31, 2023, unamortized debt discount and issuance costs related to the convertible note were $0.1 million. For the convertible note during the three months ended September 30, 2023, we recognized (i) total interest expense of $0.3 million, (ii) coupon interest expense of $0.2 million, and (iii) amortization of debt discount and issuance costs of $0.1 million; and the effective interest rate was 22.79%. During the nine months ended September 30, 2024 and 2023, we recognized (i) total interest expense of $0.4 million and $0.8 million, respectively; (ii) coupon interest expense of $0.3 million and $0.6 million, respectively; and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.2 million, respectively; and the effective interest rate was 17.52% and 22.79%, respectively.

We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; limitations on our ability to pay dividends; and we are required to maintain unrestricted cash and cash equivalents of at least $5.0 million. We are not in violation of any covenants. Avenue has the ability to immediately accelerate all obligations under the 2021 Avenue Loan upon the occurrence of certain events of default or material adverse effects. The 2021 Avenue Loan is collateralized by substantially all our assets other than intellectual property, including our capital stock and the capital stock of our subsidiaries, in which Avenue is granted a continuing security interest. We recognized interest expense of $0.8 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively.

At the inception of the 2021 Avenue Loan, we issued a warrant to Avenue to purchase Common Stock (the “2021 Avenue Warrant”). A portion of the net proceeds at issuance of the 2021 Avenue Loan were allocated to the 2021 Avenue Warrant in an amount equal to its fair value of $1.5 million and were recorded as a debt discount. Pursuant to the Second Amendment, the 2021 Avenue Warrant was cancelled and a new warrant to purchase 150,000 shares of Common Stock was issued (the “2023 Avenue Warrant”). Avenue may exercise the 2023 Avenue Warrant for cash or on a net or “cashless” basis. In the event of a change of control of the Company, the 2023 Avenue Warrant shall be automatically exchanged for the number of shares of Common Stock which remain exercisable thereunder immediately prior to the change of control transaction, for no payment or consideration from Avenue for such shares, and the 2023 Avenue Warrant shall be terminated. At issuance, the 2023 Avenue Warrant was recorded as a liability and debt discount in amount equal to its fair value of $0.7 million. The Second Amendment, including the revised terms, cancellation of the 2021 Avenue Warrant, and issuance of the 2023 Avenue Warrant was accounted for as a debt modification. Additionally, pursuant to the Third Amendment, the exercise price of the 2023 Avenue Warrant was reduced from $16.00 per share to $4.6014 per share, with the resulting change in fair value of $0.1 million recorded as a debt discount. The Third Amendment was accounted for as a debt modification that also met the requirements as a troubled debt restructuring under ASC 470, Debt (“ASC 470”), with no restructuring gain required to be recognized as the future cash payments under the 2021 Avenue Loan, as amended, were greater than its carrying amount.

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2021 Avenue Loan	2022 MD Loan	2022 DHCD Loan
2024 (remainder)	$—	$—	$3,000	$—	$—
2025	—	—	7,000	347	—
2026	—	—	—	369	—
2027	—	—	—	317	—
2028	—	—	—	—	5,000
2029	—	—	—	—	—
Thereafter	500	100	—	—	—
Total debt principal payments	500	100	10,000	1,033	5,000
Accrued and unpaid interest	224	44	—	50	312
Unamortized premium (discount) and debt issuance costs	—	—	608	(16)	(41)
Future debt payments, net	$724	$144	$10,608	$1,067	$5,271

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

As of September 30, 2024 and December 31, 2023, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.4 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received the following grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) to fund biomarker research related our VISIONARY-MS Phase 2 clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) to fund Cohort 2 of our REPAIR-MS clinical trial. Pursuant to the grant agreements, if we make future commercial sales of CNM-Au8 for the treatment of MS, we will repay: (i) 50% of the grants upon the first commercial product sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grants if all milestones are achieved. If NMSS has not yet received repayments equal in the aggregate to 300% of the 2019 Grant or 150% of the 2023 Grant, then upon the closing of any of the following events we will repay 300% of the 2019 Grant, equal to $1.0 million, or 150% of the 2023 Grant, equal to $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the applicable research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS (for the 2019 Grant only), or (vi) licensing of our commercialization rights to CNM-Au8 for the treatment of MS (for the 2023 Grant only). As of September 30, 2024, we have not met any of the above milestones and the applicable research has not been completed. We accounted for these contingencies in accordance with ASC 450, Contingencies. Management has assessed the likelihood of each contingent event as less than probable and therefore no contingent liability is recognized. Management’s estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that Management’s estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$(7,940)	$(2,206)	$(25,720)	$(38,608)
Foreign	(46)	(212)	(131)	(723)
Net loss before income taxes	$(7,986)	$(2,418)	$(25,851)	$(39,331)

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

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $34,000 and $31,000 during the three months ended September 30, 2024 and 2023, respectively; and $0.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of September 30, 2024, 164,684 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and May 2024. Currently, 2,420,000 shares of Common Stock are reserved for issuance thereunder. As of September 30, 2024, a total of 1,785,141 stock options and other stock awards had been granted under the 2020 Plan, and 634,859 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$1,126	$1,311	$3,310	$3,888
Research and development	1,062	1,085	2,842	3,182
Total stock-based compensation expense	$2,188	$2,396	$6,152	$7,070

Stock-based compensation expense by award type during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$2,194	$2,384	$6,147	$7,044
Stock awards	(6)	12	5	26
Total stock-based compensation expense	$2,188	$2,396	$6,152	$7,070

Stock Options

Outstanding stock options and related activity during the nine months ended September 30, 2024 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2023	1,092,343	$45.20	7.28	$302
Granted	918,849	7.04	9.72	—
Exercised	(41,090)	3.00	—	65
Forfeited	(12,288)	88.26	—	—
Expired	(61,770)	—	—	—
Outstanding – September 30, 2024	1,896,044	$28.76	8.43	$—
Vested and exercisable – September 30, 2024	728,239	$51.48	7.05	$—
Vested, exercisable or expected to vest – September 30, 2024	1,896,044	$28.76	8.43	$—

As of September 30, 2024 and December 31, 2023, we had approximately $10.2 million and $13.7 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.81 years and 2.10 years, respectively. Our unrecognized stock-based compensation costs excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of  September 30, 2024. As of December 31, 2023, we had not granted stock options with performance conditions.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $6.09 and $15.00, respectively. The assumptions used to calculate the fair value of stock options granted during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected stock price volatility	97.78% –111.49%	96.22% –103.24%
Risk-free interest rate	3.62% –4.58%	3.26% –4.41%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –10.00	5.00 –6.43

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity during the nine months ended September 30, 2024 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2023	38,943	$194.41
Converted to shares of Common Stock upon vesting	(543)	23.00
Forfeited	(959)	196.84
Unvested balance – September 30, 2024	37,441	$196.84

As of September 30, 2024, we had no unrecognized stock-based compensation cost related to non-vested stock awards. As of  December 31, 2023, we had approximately $11,000 of unrecognized stock-based compensation costs related to non-vested stock awards expected to be recognized over a weighted-average period of 0.23 years.

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

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of September 30, 2024 is as follows, excluding the Contingent Earn-outs due to their nominal fair value:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,897	$—	$—	$3,897
Common stock warrant liabilities	—	—	592	592

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2023 is as follows:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$19,884	$—	$19,884
Money market funds	5,113	—	—	5,113
Marketable securities:
U.S. Treasury securities	—	6,179	—	6,179
Common stock warrant liabilities	—	—	1,481	1,481
Clene Nanomedicine contingent earn-out liability	—	—	75	75
Initial Stockholders contingent earn-out liability	—	—	10	10

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the nine months ended September 30, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$75	$10
Change in fair value	(956)	(75)	(10)
Change in 2023 Avenue Warrant fair value pursuant to the Third Amendment recorded as a debt discount	67	—	—
Balance – September 30, 2024	$592	$—	$—

Changes in the fair value of our Level 3 financial instruments during the nine months ended September 30, 2023 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2022	$—	$2,264	$291
Initial fair value of instruments	7,818	—	—
Change in fair value	(5,958)	(2,114)	(272)
Balance – September 30, 2023	$1,860	$150	$19

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

Valuation of the Common Stock Warrant Liabilities

The 2023 Avenue Warrant, as amended, is classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount  may be materially different from the estimated fair value. The unobservable inputs to the Black-Scholes option pricing model were as follows:

	September 30,	December 31,
	2024	2023
Expected stock price volatility	108.40% –114.80%	105.00% –110.00%
Risk-free interest rate	3.60% –4.50%	3.88% –5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.41 –3.75	0.75 –4.50
Probability of change of control	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	35.00%	25.00%

The Tranche A Warrants are classified as a liability and carried at fair value (the Tranche B Warrants qualified for equity classification at issuance). We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) acceptance of an NDA by the FDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable inputs to the Black-Scholes option pricing model were as follows:

	September 30,	December 31,
	2024	2023
Expected stock price volatility	97.70% –109.50%	100.00% –110.00%
Risk-free interest rate	3.80% –4.30%	4.13% –4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.58 –1.71	1.08 –2.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	15.00%	5.00%

Valuation of the Contingent Earn-Out Liabilities

The Contingent Earn-outs are carried at fair value, which is nominal, as determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the liabilities’ estimated value. The unobservable inputs to the Monte Carlo valuation model were as follows:

	September 30,	December 31,
	2024	2023
Expected stock price volatility	104.00%	115.00%
Risk-free interest rate	3.90%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	1.25	2.00

Note 13. Capital Stock

As of September 30, 2024 and December 31, 2023, our amended and restated certificate of incorporation authorized us to issue 600,000,000 and 300,000,000 shares of Common Stock par value $0.0001 per share, respectively; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, we had 6,857,170 and 6,421,084 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

Common Stock Warrants

We have issued the following outstanding warrants to purchase shares of Common Stock:

						Number of Shares Issuable
						September 30,	December 31,
Date Exercisable	Exercise Price		Expiration		Classification	2024	2023
December 2020	$230.00		December 2025	(1)	Equity	120,375	120,375
December 2020	$230.00		December 2025	(2)	Equity	1,229	1,229
June 2023	$4.6014	(3)	June 2028	(4)	Liability	150,000	150,000
June 2023	$22.00		June 2026	(5)	Liability	2,500,000	2,500,000
June 2023	$30.00		June 2030	(6)	Equity	2,500,000	2,500,000
Total shares						5,271,604	5,271,604

(1)

Represents 120,375 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $330.00 per share for any 20 trading days within a 30-trading day period. As of September 30, 2024 and December 31, 2023, no warrants had been exercised.

(2)

Represents 1,229 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of September 30, 2024 and December 31, 2023, no warrants had been exercised.

(3)	As of December 31, 2023, the exercise price was $16.00 per share. As of September 30, 2024, the exercise price was reduced to $4.6014 per share pursuant to the Third Amendment.

(4)

Represents 150,000 shares of Common Stock underlying the 2023 Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of September 30, 2024 and December 31, 2023, the warrant had not been exercised.

(5)

Represents 2,500,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of September 30, 2024 and December 31, 2023, no warrants had been exercised.

(6)

Represents 2,500,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of September 30, 2024 and December 31, 2023, no warrants had been exercised.

Public Offerings

In June 2023, we sold 2,500,000 units at a sale price of $16.00 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”). Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $22.00 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $30.00 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A and Tranche B Warrants, and we paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The Tranche A Warrants were exercisable immediately and expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. The Tranche B Warrants were exercisable immediately and expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. If we enter into or become party to a fundamental transaction (which generally includes a merger or acquisition; the sale, lease, license, or transfer of all or substantially all of our assets; tender or exchange offers; or a reclassification, reorganization, or recapitalization of our Common Stock), then (i) we or our successor shall purchase all outstanding Tranche A Warrants by paying the holders an amount equal to the Black-Scholes value of the unexercised Tranche A Warrants, and (ii) upon any subsequent exercise of a Tranche B Warrant, the holder shall be entitled to receive, at the option of the holder, the number of shares of common stock of the successor or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrant is exercisable immediately prior to such fundamental transaction. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the Securities and Exchange Commission (“SEC”) on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and a related prospectus supplement. The total fair value of the Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering exceeded the offering proceeds by $14.8 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity in the condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The underwriting discounts and commissions and offering expenses were allocated to the Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified Tranche A Warrants recorded as an expense in the condensed consolidated statements of operations and comprehensive loss, and the amounts allocated to the Common Stock and Tranche B Warrants as a reduction to their initial carrying values.

Common Stock Sales Agreement

In April 2022, we entered into the ATM Agreement, which we amended in December 2022. Canaccord acts as placement agent and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the ATM Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022. On September 30, 2024, we notified Canaccord that we were suspending the prospectus supplement related to the ATM Agreement. We will not make any sales of our common stock pursuant to the ATM Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the ATM Agreement, the ATM Agreement remains in full force and effect.

Pursuant to the ATM Agreement, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us. Canaccord is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from each sale of Common Stock, if any. During the three and nine months ended September 30, 2024, we sold 394,453 and 394,453 shares of Common Stock, respectively, generated gross proceeds of $2.1 million and $2.1 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2023, we sold 0 and 144,755 shares of Common Stock, respectively; generated gross proceeds of $0 and $4.5 million, respectively; and paid commissions of $0 and $0.1 million, respectively.

Common Stock Purchase Agreement

On March 3, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of shares of Common Stock at our sole discretion, from time to time over a 36-month period commencing on March 7, 2023. The issuance and sale of Common Stock under the Purchase Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of September 30, 2024 and  December 31, 2023. During the nine months ended September 30, 2023, we sold 20,000 shares of Common Stock under the Purchase Agreement, issued 145 Additional Commitment Shares, and generated proceeds of $0.4 million. We did not effect any sales during any of the other periods presented herein.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(7,986)	$(2,418)	$(25,851)	$(39,331)
Denominator:
Weighted average common shares outstanding	6,557,839	6,420,274	6,467,771	4,851,348
Net loss per share attributable to common stockholders – basic and diluted	$(1.22)	$(0.38)	$(4.00)	$(8.11)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible notes payable (see Note 8)	62,500	86,635	62,500	86,635
Common stock warrants (see Note 13)	5,271,604	5,271,604	5,271,604	5,271,604
Options to purchase common stock (see Note 11)	1,896,044	1,074,318	1,896,044	1,074,318
Unvested restricted stock awards (see Note 11)	37,441	39,486	37,441	39,486
Contingent earn-out shares (see Note 2)	329,628	329,628	329,628	329,628
Total shares excluded from diluted net loss per share	7,597,217	6,801,671	7,597,217	6,801,671

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

We currently provide an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold by 4Life under the tradename Zinc Factor™; and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, which is sold by 4Life under the tradename Gold Factor™. Total revenue under the License and Supply Agreements during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Product revenue from related parties	$64	$64	$171	$320
Royalty revenue from related parties	22	43	78	129
Total revenue from related parties	$86	$107	$249	$449

Note 16. Subsequent Events

On October 1, 2024, we closed a registered direct offering (the “Offering”) pursuant to a placement agency agreement with Canaccord, pursuant to which Canaccord acted as our exclusive placement agent in connection with the offer and sale of 725,000 shares of Common Stock and pre-funded warrants to purchase up to 17,626 shares of Common Stock at an exercise price of $0.001 per share. The aggregate gross proceeds from the Offering were approximately $3.5 million, before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the Offering. The Offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), which was declared effective on April 26, 2022, and our prospectus supplement relating to the Offering.

Additionally, in separate, concurrent Private Placements, we also sold 379,930 shares of Common Stock, pre-funded warrants to purchase up to 424,358 shares of Common Stock at an exercise price of $0.001 per share, and warrants to purchase up to 1,546,914 shares of Common Stock at an exercise price of $4.82 per share. The aggregate gross proceeds from the Private Placements were approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities. The Private Placements closed on October 1, 2024 and as of September 30, 2024, we had received cash of $3.8 million which we recorded as share subscriptions payable on the condensed consolidated balance sheets. We are currently evaluating the accounting for the proceeds from the Offering and Private Placements and the classification of the associated equity securities.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

On November 1, 2024, we met with the FDA in a Type C meeting that we previously announced on September 16, 2024 and are awaiting minutes from that meeting. We are also planning to execute an international confirmatory Phase 3 trial of CNM-Au8 30 mg, RESTORE-ALS, and expect to initiate the trial in the second quarter of 2025, contingent upon the outcome of the Type C meeting and funding. We announced the following planned design of RESTORE-ALS at the 2024 Annual Northeast ALS Consortium (“NEALS”) Meeting on October 23, 2024:

●	Objective: to investigate the effects of CNM-Au8 on survival and delayed clinical worsening events in ALS.

●

Participant criteria: ALS diagnosis per Gold Coast criteria; symptom onset within 36 months of the screening visit; ≥ 60% predicted vital capacity; TRICALS risk score of -2.5 to -6.5; screening biofluid (plasma) neurofilament light ≥ 45 pg/mL; stable background treatment (e.g. riluzone, edaravone, both).

●	Locations: North America, Europe, Australia, and Asia/Pacific.

●	Enrollment: approximately 561 randomized participants, 2:1 treatment allocation with approximately n = 374 active CNM-Au8 30 mg and n = 187 placebo.

●	Duration: double-blind treatment period until 190 events accrue, with open-label extension continued until study is terminated or study drug is approved.

●	Primary endpoint: delayed time to death (all-cause mortality); assumed hazard ratio of 0.625; one-sided alpha of < 0.025; power = 87% with 190 events.

●

Secondary endpoints: (i) time to death or death equivalent (“PAV”), (ii) composite ALS clinical worsening hierarchy, (iii) joint-rank of time to death or PAV and ALSSQOL-SF change to week 72, (iv) joint-rank of time to death or PAV and ALSFRS-R change to week 72, (v) joint-rank of time to death or PAV and ROADs change to week 72, (vi) joint-rank of time to death or PAV and SVC percent change to week 72.

●	Statistical model: covariate adjusted cox proportional hazard.

We plan to continue working closely with regulatory health authorities from the FDA, European Medicines Agency, ALS experts, and patient representatives to determine the proper path to support potential approval.

Multiple Sclerosis

We have initiated a second dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in non-active progressive MS patients. We anticipate enrollment concluding by the end of 2024 with topline results available by mid-2025. We plan to work closely with regulatory health authorities from the FDA and EMA, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the first half of 2025.

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

Our research and development expenses are affected by the scope and advancement of our existing product pipeline and the commencement of new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will decrease throughout 2024 as we complete our Phase 2 clinical trials and will increase in future years if and when we advance our assets into Phase 3. Additionally, if we are able to file an NDA with the FDA under an accelerated approval pathway or subsequent to future Phase 3 clinical development activities, if any, we anticipate that our research and development expenses related to regulatory activities would increase in advance of receiving regulatory approval.

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

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA. If we are able to file an NDA with the FDA under an accelerated pathway, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA with the FDA under an accelerated pathway, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) commitment share expense from shares of Common Stock issued as a commitment fee, (iii) issuance costs for common stock warrant liabilities, (iv) a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering, (v) changes in the fair value of our common stock warrant liabilities and Contingent Earn-outs, (vi) research and development tax credits, unrestricted grants, and conditional grants for which applicable conditions have been met, and (vii) realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenue:
Product revenue	$65	$65	0%	$173	$355	(51)%
Royalty revenue	22	43	(49)%	78	129	(40)%
Total revenue	87	108	(19)%	251	484	(48)%
Operating expenses:
Cost of revenue	18	12	50%	52	83	(37)%
Research and development	4,471	5,972	(25)%	14,490	19,982	(27)%
General and administrative	3,413	3,666	(7)%	10,147	11,029	(8)%
Total operating expenses	7,902	9,650	(18)%	24,689	31,094	(21)%
Loss from operations	(7,815)	(9,542)	(18)%	(24,438)	(30,610)	(20)%
Total other income (expense), net	(171)	7,124	*	(1,413)	(8,721)	(84)%
Net loss	$(7,986)	$(2,418)	230%	$(25,851)	$(39,331)	(34)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three and nine months ended September 30, 2024 and 2023, changes in product and royalty revenues were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue relates to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
CNM-Au8	$(278)	$1,207	*	$53	$5,172	(99)%
CNM-ZnAg	4	(284)	*	17	645	(97)%
Unallocated	1,167	1,702	(31)%	3,853	4,082	(6)%
Personnel	2,516	2,262	11%	7,725	6,901	12%
Stock-based compensation	1,062	1,085	(2)%	2,842	3,182	(11)%
Total research and development	$4,471	$5,972	(25)%	$14,490	$19,982	(27)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to: (i) reimbursements for expenses incurred during the period from September 25, 2023 to August 31, 2024 for our ongoing ALS expanded access program (“EAP”) funded by a National Institute of Health grant (the “ACT-EAP”) which were received during the three and nine months ended September 30, 2024 and recorded as an offset to research and development expense, (ii) a decrease in expenses in the HEALEY ALS Platform Trial, RESCUE-ALS, REPAIR-MS, and VISIONARY-MS clinical trials due to the previous completion of the blinded period of each trial, (iii) a decrease in expenses for the VISIONARY-MS LTE due to its completion, and (iv) a decrease in non-clinical and pre-clinical activities; partially offset by an increase in expenses related to: (A) our two ALS EAPs with Massachusetts General Hospital due to increased enrollment and expansion of one EAP, (B) our REPAIR-MS EAP, (C) planning activities for our RESTORE-ALS clinical trial, and (D) increased regulatory activities;

(ii)	a decrease in expenses related to CNM-ZnAg, primarily due to completion of the clinical trial for treatment of COVID-19 in late 2022 with expenses continuing through 2023;

(iii)	a decrease in unallocated expenses, primarily due to a decrease in expenses related to research, manufacturing, equipment, materials, facilities, and depreciation.

(iv)	an increase in personnel expenses, primarily due to an increase in compensation expense related to the ACT-EAP and our regulatory activities; and

(v)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel.

General and Administrative Expense

General and administrative expense during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Directors’ and officersʼ insurance	$188	$398	(53)%	$561	$1,195	(53)%
Legal	290	35	729%	649	296	119%
Finance and accounting	192	489	(61)%	565	1,207	(53)%
Public and investor relations	156	94	66%	589	362	63%
Personnel	1,000	1,011	(1)%	3,140	3,184	(1)%
Stock-based compensation	1,126	1,311	(14)%	3,310	3,888	(15)%
Other	461	328	41%	1,333	897	49%
Total general and administrative	$3,413	$3,666	(7)%	$10,147	$11,029	(8)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in directors’ and officers’ insurance fees;

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

(vi)

an increase in other expenses, primarily due to an increase in expenses related to lobbying activities and office and professional expenses; partially offset by a decrease in expenses related to supplies and equipment, property and casualty insurance, information technology, facilities, and travel.

Total Other Income (Expense), Net

Total other income (expense), net, during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest income	$127	$546	(77)%	$755	$931	(19)%
Interest expense	(1,022)	(1,188)	(14)%	(3,548)	(3,358)	6%
Commitment share expense	—	—	*	—	(402)	*
Issuance costs for common stock warrant liabilities	—	—	*	—	(333)	*
Loss on initial issuance of equity	—	—	*	—	(14,840)	*
Change in fair value of common stock warrant liabilities	697	6,341	(89)%	956	5,958	(84)%
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	1,004	*	75	2,114	(96)%
Change in fair value of Initial Stockholders contingent earn-out liability	—	129	*	10	272	(96)%
Research and development tax credits and unrestricted grants	27	247	(89)%	339	902	(62)%
Other income, net	—	45	*	—	35	*
Total other income (expense), net	$(171)	$7,124	*	$(1,413)	$(8,721)	(84)%

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash, cash equivalents, and marketable securities in 2024;

(ii)

a decrease in interest expense during the three months ended September 30, 2024 primarily due to declining balances of notes payable following principal repayments and a decrease in non-cash interest expense on notes payable, partially offset by increased amortization of debt discounts and issuances costs on notes payable; and an increase in interest expense during the nine months ended September 30, 2024 primarily due to increasing variable interest rates on our notes payable and increased amortization of debt discounts and issuance costs on notes payable, partially offset by a decrease in non-cash interest expense on notes payable;

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

(vi)

a gain from a change in fair value of the common stock warrant liability due to the 2023 Avenue Warrant and Tranche A Warrants during the three and nine months ended September 30, 2024. The changes in fair value were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(vii)

a gain from a change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the three and nine months ended September 30, 2024. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”); and

(viii)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.55% and 4.65% for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the nine months ended September 30, 2024 and 2023. We recorded other income of $0.1 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, for research and development tax credits pertaining to Clene Australia for the 2024 and 2023 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000. Clene Netherlands had no taxable income or provision for income taxes for the nine months ended September 30, 2024 and 2023.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $177.2 million from equity financing, including sales of common stock, preferred stock, warrants to purchase common stock;

●	gross proceeds of $32.3 million from borrowings under convertible promissory notes;

●	gross proceeds of $27.3 million from borrowings under notes payable and convertible notes payable;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $10.1 million from refundable research and development tax credits;

●	gross proceeds of $7.6 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted a platform trial for the treatment of ALS with certain drug candidates, including CNM-Au8, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $7.8 million and $9.5 million for the three months ended September 30, 2024 and 2023, respectively; and $24.4 million and $30.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our accumulated deficit was $268.6 million and $242.7 million as of September 30, 2024 and December 31, 2023, respectively. Our cash, cash equivalents, and marketable securities totaled $14.6 million and $35.0 million as of September 30, 2024 and December 31, 2023, respectively, and net cash used in operating activities was $16.5 million and $23.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three months ended September 30, 2024, we generated $2.1 million of gross proceeds from our equity distribution agreement (the “ATM Agreement”) and subsequent to September 30, 2024, we raised $3.5 million from a registered direct offering of equity securities and an additional $3.8 million that we received as of September 30, 2024 from separate, concurrent private placements of equity securities that closed on October 1, 2024. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Firm commitments for funds include approximately $1.1 million of payments under operating lease obligations; payment of principal and interest on notes payable totaling $11.0 million; and commitments under various agreements for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $5.5 million of payments under operating lease obligations, and interest and principal repayment of notes payable of $7.7 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(16,461)	$(22,999)
Net cash provided by investing activities	6,318	4,713
Net cash provided by (used in) financing activities	(4,057)	42,181
Effect of foreign exchange rate changes on cash	24	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,176)	$23,781

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $16.5 million for the nine months ended September 30, 2024, which resulted from a net loss of $25.9 million, adjusted for non-cash items totaling $7.8 million and a net change in operating assets and liabilities of $1.6 million. Significant non-cash items included: (i) depreciation expense of $1.2 million for laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.4 million; (iii) stock-based compensation expense of $6.2 million; (iv) accretion of debt discount of $1.2 million; (v) non-cash interest expense of $40,000; (vi) non-cash interest income on marketable securities of $0.2 million; (vii) a change in fair value of common stock warrant liabilities of $1.0 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs; and (viii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $10,000, respectively, due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (a) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.2 million due to the timing of vendor invoicing and payments; (b) an increase in prepaid expenses and other current assets of $1.2 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in prepaid ACT-EAP expenses, partially offset by a decrease in research and development tax credits receivable; (c) an increase in accrued liabilities of $2.9 million primarily due to increased accrued compensation and benefits, increased deferred grants, and an increase in accrued CRO and clinical fees; and (d) a decrease in operating lease obligations of $0.4 million.

Net cash used in operating activities was $23.0 million for the nine months ended September 30, 2023, which resulted from a net loss of $39.3 million, adjusted for non-cash items totaling $17.0 million and a net change in operating assets and liabilities of $0.7 million. Significant non-cash items included: (i) depreciation expense of $1.3 million for laboratory and office equipment and leasehold improvements; (ii) non-cash lease expense of $0.3 million; (iii) commitment share expense of $0.4 million for shares of Common Stock issued to Lincoln Park as an initial fee for their commitment to purchase shares of our Common Stock under a purchase agreement; (iv) issuance costs of $0.3 million for liability-classified warrants issued in a public equity offering; (v) a loss on initial issuance of equity of $14.8 million from the fair value in excess of proceeds from a public equity offering; (vi) stock-based compensation expense of $7.1 million; (vii) accretion of debt discount of $0.8 million; (viii) non-cash interest expense of $0.3 million; (ix) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $2.1 million and $0.3 million, respectively, due to the decrease in price of our Common Stock on Nasdaq and changes in valuation model inputs; and (x) a change in fair value of common stock warrant liabilities of $6.0 million due to the increase in price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (a) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $1.1 million due to the timing of vendor invoicing and payments; (b) an increase in inventory of $0.1 million; (c) a decrease in prepaid expenses and other current assets of $1.5 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and a decrease in research and development tax credits receivable; (d) a decrease in accrued liabilities of $0.7 million primarily due to decreased accrued compensation and benefits and CRO and clinical fees; and (e) a decrease in operating lease obligations of $0.4 million.

Investing Activities

Net cash provided by investing activities was $6.3 million for the nine months ended September 30, 2024, which consisted of proceeds from maturities of marketable securities of $12.5 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $14,000. Net cash provided by investing activities was $4.7 million for the nine months ended September 30, 2023, which consisted of proceeds from maturity of marketable securities of $5.0 million, partially offset by purchases of property and equipment of $0.3 million.

Financing Activities

Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2024, which consisted of proceeds from the exercise of stock options of $0.1 million, proceeds from the issuance of common stock of $2.0 million, and proceeds from share subscriptions receivable of $3.8 million due to receipt of investor subscriptions from a registered direct offering in advance of the closing date of October 1, 2024; partially offset by payments of finance lease obligations of $27,000 and payments of notes payable principal of $10.0 million related to our loan with Avenue. Net cash provided by financing activities was $42.2 million for the nine months ended September 30, 2023, which consisted of proceeds from issuance of common stock and warrants, net of offering costs, of $42.1 million, and proceeds from the issuance of notes payable of $0.4 million; partially offset by payments of notes payable modification fees of $0.2 million and payments of finance lease obligations of $0.1 million.

Public Offering

In June 2023, we sold 2,500,000 units at a sale price of $16.00 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”). Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $22.00 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $30.00 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A and Tranche B Warrants, and we paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the Securities and Exchange Commission (“SEC”) on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and a related prospectus supplement.

Common Stock Sales Agreement

During the three and nine months ended September 30, 2024, we sold 394,453 and 394,453 shares of Common Stock, respectively, under the ATM Agreement with Canaccord, generated gross proceeds of $2.1 million and $2.1 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2023, we sold 0 and 144,755 shares of Common Stock, respectively; generated gross proceeds of $0 and $4.5 million, respectively; and paid commissions of $0 and $0.1 million, respectively. The sale of Common Stock under the ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement. On September 30, 2024, we notified Canaccord that we were suspending the prospectus supplement related to the ATM Agreement. We will not make any sales of our common stock pursuant to the ATM Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the ATM Agreement, the ATM Agreement remains in full force and effect.

Common Stock Purchase Agreement

During the nine months ended September 30, 2023, we sold 20,000 shares of Common Stock under our purchase agreement (the “Purchase Agreement”) with Lincoln Park, issued 145 Additional Commitment Shares, and generated proceeds of $0.4 million. We did not effect any sales during any of the other periods presented herein. The sale of Common Stock under the Purchase Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement. On June 16, 2023, we suspended and terminated the prospectus supplement related to the Purchase Agreement with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the Purchase Agreement with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified a portion of the 2021 Avenue Loan as convertible notes payable in the condensed consolidated balance sheets as of December 31, 2023 and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. As of September 30, 2024, the conversion option has expired. We accounted for the convertible note as a single liability measured at its amortized cost as December 31, 2023 with a carrying value of $4.9 million.

We classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost. As of September 30, 2024 and December 31, 2023, the convertible note was carried at $5.3 million and $5.3 million, respectively.

Common Stock Warrant Liabilities

Pursuant to amendments to the 2021 Avenue Loan in June 2023 and September 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). In accordance with ASC 815, we recognized the 2023 Avenue Warrant as a derivative liability measured at fair value and remeasure the 2023 Avenue Warrant at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the 2023 Avenue Warrant resulted in a gain of $0.1 million and a gain of $0.4 million during the three months ended September 30, 2024 and 2023, respectively; and a gain of $39,000 and a gain of $0.3 million during the nine months ended September 30, 2024 and 2023, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. As of September 30, 2024 and December 31, 2023, the unobservable inputs were as follows:

	September 30,	December 31,
	2024	2023
Expected stock price volatility	108.40% –114.80%	105.00% –110.00%
Risk-free interest rate	3.60% –4.50%	3.88% –5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.41 –3.75	0.75 –4.50
Probability of change of control	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	35.00%	25.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share. In accordance with ASC 815, we recognized the Tranche A Warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the Tranche A Warrants resulted in a gain of $0.6 million and a gain of $5.9 million during the three months ended September 30, 2024 and 2023, respectively; and a gain of $0.9 million and a gain of $5.6 million during the nine months ended September 30, 2024 and 2023, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. As of September 30, 2024 and December 31, 2023, the unobservable inputs were as follows:

	September 30,	December 31,
	2024	2023
Expected stock price volatility	97.70% –109.50%	100.00% –110.00%
Risk-free interest rate	3.80% –4.30%	4.13% –4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.58 –1.71	1.08 –2.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	10.00%	25.00%
Probability of dissolution	55.00%	50.00%
Probability of other outcome	15.00%	5.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. For the nine months ended September 30, 2024 and 2023, the unobservable inputs were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected stock price volatility	97.78% –111.49%	96.22% –103.24%
Risk-free interest rate	3.62% –4.58%	3.26% –4.41%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –10.00	5.00 –6.43

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the nine months ended September 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described in Part I, Item 1A, Risk Factors of our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024. There have been no material changes to the risk factors since previously disclosed in the 2023 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
4.1	Form of Amended and Restated Warrant to Purchase Shares of Stock of Clene Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (second of two reports filed on September 30, 2024).
4.2	Form of Registered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.3	Form of Restricted Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.4	Form of Restricted Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
10.1	Third Amendment to Supplement to Loan and Security Agreement, dated September 30, 2024, by and among Avenue Venture Opportunities Fund, L.P., Clene Inc. and Clene Nanomedicine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (second of two reports filed on September 30, 2024).
10.2	Form of Registered Securities Purchase Agreement, dated September 30, 2024 (incorporated by referent to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
10.3	Form of Private Securities Purchase Agreement, dated September 30, 2024 (incorporated by referent to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
10.4	Form of Affiliate Securities Purchase Agreement, dated September 30, 2024 (incorporated by referent to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
10.5	Placement Agency Agreement, dated September 30, 2024, by and between Clene Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: November 13, 2024	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: November 13, 2024	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer