Form 10-K
period 2024-12-31
Clene Inc.
filed 2025-03-24
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $36.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $7.12 per share.

The number of shares outstanding of the Registrant’s shares of common stock as of March 19, 2025 was 8,586,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of fiscal year to which this report relates.

CLENE INC.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our substantial dependence on the successful commercialization of our drug candidates, if approved, in the future;

●	our significant net losses and net operating cash outflows;

●	our ability to demonstrate the efficacy and safety of our drug candidates;

●	the clinical results for our drug candidates, which may not support further development or marketing approval;

●	actions of regulatory agencies, which may affect the initiation, timing, and progress of clinical trials and marketing approval;

●	our ability to achieve commercial success for our drug candidates, if approved;

●	our ability to obtain and maintain protection of intellectual property for our technology and drug candidates;

●	our reliance on third parties to conduct research, drug development, and other services;

●	our limited operating history and our ability to obtain additional funding for operations and to complete the licensing or development and commercialization of our drug candidates;

●	the impact of any future epidemics, pandemics, or conflicts;

●	changes in applicable laws or regulations;

●	the effects of inflation;

●	the effects of staffing and materials shortages;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors.”

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

●	There can be no assurance that we will be able to comply with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”).

●	The price of our common stock, $0.0001 par value (“Common Stock”) may be volatile.

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

Our development and clinical efforts are dedicated to revolutionizing the treatment of neurodegenerative diseases to restore and protect neuronal health and function. Our nanotherapeutics target cellular energy impairments that are common to many diseases and we are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”).

Our Approach

Our approach to drug development is innovation focused and scientifically driven.

●

Innovation focused.  A significant number of diseases with a high impact on human health have proven to be exceptionally challenging for traditional small molecule or biologic drug development approaches. Our approach involves the innovation of highly catalytically-active therapeutic nanocrystals with novel mechanisms of action that result from proprietary advances in nanotechnology, plasma and quantum physics, biochemistry, and materials science. This platform affords us the ability to make new drug modalities targeting a wide range of diseases that have eluded intervention using traditional approaches.

●

Scientifically driven.  Clear scientific rationale and sound experimental design drive our discoveries, from basic science to clinical trials. We believe we have established ourselves as an industry leader in the development of therapeutic catalytic nanocrystals. We have deep knowledge of the chemical properties, safety profiles, and catalytic abilities of transitional metal nanocrystals and have a proven ability to produce concentrated, stable, highly active, clean-surfaced nanocrystal suspensions using efficient, scalable processes. In so doing, we are establishing new classes of nanotherapeutics with the potential to address some of the most serious diseases affecting human health.

Our Team and Strategy

Our management team is key to the successful execution of our strategic plan and fulfillment of our business model. Our exceptional team brings extensive expertise and industry experience to their roles in leading the Company skillfully and effectively. The members of our executive team have established track records in scientific innovation, early and late-stage pharmaceutical development, commercialization, marketing, and the generation and protection of intellectual property.

Our innovation of CSN therapeutics places us at the forefront of novel drug development for a host of high impact, high unmet need human diseases. As we lead the development of CSN therapeutics, our business strategy can be encapsulated by the following:

●

First mover advantage.  We believe our proprietary knowledge of the processes needed to manufacture clean-surfaced, highly faceted, catalytically active nanocrystals, and of the resulting toxicological and physicochemical properties associated with these nanocrystals, places us in a leadership position in the innovation and development of new therapeutic candidates for diseases that have proven to be extremely difficult to target using traditional methods.

●

Wide range of applicability.  Energy metabolism is a fundamental mechanism in all living cells, and CSN therapeutics that improve cellular energetic production and utilization have the potential to be applied to many different disease states and cell types. An advantage of this approach is that we believe a single drug candidate can be developed to target several energy metabolism and redox pathways in both glial and neuronal cells at once, which has been supported by our nonclinical pharmacological studies and clinical trials of our lead asset, CNM-Au8®, a catalytically-active gold nanocrystal suspension. We continue to explore ways in which the unique mechanisms of action of CSN therapeutics can be applied across different diseases.

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

Our Pipeline

Our CSN therapeutic candidates aim to address high unmet medical needs in several areas including primarily:

(1)	disease modification of central nervous system disorders, including ALS, MS, and PD;

(2)	the treatment of infectious diseases; and

(3)	accelerated wound healing and scar formation.

In addition to the development of catalytically-active, faceted, clean-surfaced nanocrystals, our electro-crystal-chemistry platform can produce ionic solutions of various transition elements including silver, zinc, and others—elements that have proven historical utility in the treatment of disease. Our current pipeline of CSN therapeutics includes the following candidates:

●

CNM-Au8, our lead asset, is a highly concentrated aqueous suspension of catalytically-active, clean-surfaced, faceted gold nanocrystals. CNM-Au8’s mechanism of action targets mitochondrial dysfunction by catalyzing the production of NAD+. NAD+ is the oxidized form of nicotinamide adenine dinucleotide (“NAD”), the key metabolite that drives energy production in the form of adenosine triphosphate (“ATP”) in all living cells. In addition to improving the availability of NAD+, CNM-Au8 catalysis has been shown to alleviate oxidative stress and reduce the accumulation of misfolded proteins in multiple neurodegenerative disease models. We believe CNM-Au8 is the only drug candidate in development with these unique catalytic mechanisms using gold nanocrystals.

●

CNM-ZnAg is a broad-spectrum antiviral and antibacterial agent comprised of zinc (Zn2+) and silver (Ag+) ions in an aqueous solution. The combination of Zn2+ and Ag+ ions leads to enhanced bioavailability of the ions and, potentially, synergistic immune system effects. CNM-ZnAg is in development to treat infectious disease and provide immune support for symptom resolution.

●

CNM-AgZn17 is a broad-based antiviral and antibacterial agent comprised of Zn2+ and Ag+ ions in a gel polymer formulation for topical application to the skin. CNM-AgZn17 is in development to treat infectious diseases. In vitro assays have demonstrated that CNM-AgZn17 has broad-based antiviral and antibacterial properties, and CNM-AgZn17-treated animal models have shown enhanced healing benefits and decreased scar formation following burns, supporting the development of CNM-AgZn17 for wound and burn healing.

Dietary Supplements

Our patented electrochemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes, as well as ionic solutions with diverse metallic constituents.

Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc. (“dOrbital”), or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, and related party. These include:

●

rMetx™ (ZnAg Immune Boost) by dOrbital, is an aqueous zinc-silver ion dietary (mineral) supplement made using our electrochemistry manufacturing platform with bioactive immune-supporting properties. rMetx is sold through dOrbital and a substantially similar product, under the tradename Zinc Factor™, is sold by 4Life under a supply agreement.

●

KHC46 (Gold Factor™) by 4Life is an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles produced using our electrochemistry manufacturing platform. KHC46 has different production methods and uses different devices compared to our lead drug candidate, CNM-Au8, which results in different physiochemical properties. KHC46 is licensed exclusively to 4Life for worldwide marketing and distribution.

Clinical Development Pipeline

We have completed several clinical trials and open-label extensions (“OLEs”) in ALS, MS, and PD and have additional ongoing OLEs and expanded access programs (“EAPs”):

●

Amyotrophic Lateral Sclerosis.  We have completed the following clinical programs in ALS: (i) the HEALEY ALS Platform Trial, a Phase 2 clinical trial to evaluate the safety and efficacy of CNM-Au8 in patients with ALS, and an associated OLE, and (ii) RESCUE-ALS, a Phase 2 proof-of-concept clinical trial to evaluate the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in patients with early symptomatic ALS. The RESCUE-ALS long-term OLE is ongoing. We also support compassionate use EAPs for patients with ALS, including (i) an EAP launched in partnership with the Sean M. Healey & AMG Center (“Healey Center”) for ALS at Massachusetts General Hospital, which is closed to new enrollment but remains ongoing for current participants, (ii) a second EAP launched in partnership with Massachusetts General Hospital that includes centers across the United States (“U.S.”) that enrolled 210 participants and remains ongoing for current participants, and (iii) an ongoing EAP (the “ACT-EAP”) that is being conducted in collaboration with Columbia University and Synapticure, a neurology specialty telehealth clinic. The ACT-EAP is funded by a four-year grant (the “NIH Grant”) from the National Institute of Neurological Disorders and Stroke (“NINDS”), a division of the National Institutes of Health (“NIH”).

●

Multiple Sclerosis.  We have completed the following clinical programs in MS: (i) the first dosing cohort (“Cohort 1”) of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial that demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites, (ii) VISIONARY-MS, a Phase 2 clinical trial for the treatment of visual pathway deficits in chronic optic neuropathy to assess the efficacy, safety, tolerability, and pharmacokinetics of CNM-Au8 for remyelination in stable relapsing MS, and (iii) an open-label long-term extension (“LTE”) of VISIONARY-MS for participants in Australia with follow-up through 144 weeks from randomization. A second dosing cohort of REPAIR-MS (“Cohort 2”) is currently ongoing in participants with non-active progressive MS, and we launched an EAP for MS participants with enrollment commencing in September 2024.

●

Parkinson’s Disease.  We have completed one clinical program in PD: REPAIR-PD, an open-label, investigator blinded Phase 2 clinical trial that demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites.

The chart below reflects the respective stages of our clinical programs.

Our CSN Therapeutics Platform

By uniting concepts from electrochemistry, nanotechnology, plasma and quantum physics, material science, and biochemistry, we have created and refined a proprietary electrocrystallization method that results in single component or multiple component nanocrystals of the transition elements that are clean-surfaced, highly faceted, and biologically catalytically active (see Figure 1 for example nanocrystals). We are also able to produce ionic solutions of various transition elements utilizing our electrochemistry manufacturing platform. CSN therapeutic nanocrystals can be concentrated as aqueous suspensions for oral administration or gel polymers for topical application.

Once inside the body, CSN therapeutic nanocrystals pass into the blood stream and accumulate in organs such as the liver, kidneys, and spleen, with lower amounts crossing the blood-brain barrier and reaching the brain, spinal cord, and cerebrospinal fluid. Nanocrystals cross cellular membranes and enter cells where they act as potent catalysts that can drive, support, and maintain beneficial metabolic and energetic cellular reactions within diseased, stressed, and damaged cells. CSN therapeutics remain active within the body for days before they are eliminated via the hepatobiliary-fecal system as well as via the urinary system.

We believe these catalytic, nanocrystal-based CSN therapeutics represent a novel approach to drug development, substantially different from the standard paradigm of small molecule drugs and biologics. Unlike traditional pharmacological approaches, which are limited to single targets or specific signaling pathways, our platform has produced metallic nanocrystals that are beneficial through multi-modal activities in multiple cell types across multiple diseases. By utilizing cellular catalysts to support energetic reactions within cells, we believe this technology represents a revolutionary advance in the treatment of the underlying pathophysiology of neurodegeneration and related diseases associated with energetic failure.

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

Catalytically-Active Nanocrystals

Catalysts lower the activation energy of chemical reactions to enable the rate of reactions to accelerate without the catalyst being consumed; therefore the equilibrium of the substrates and products does not change and both forward and reverse reactions can be catalyzed until homeostasis has been achieved. To our knowledge, we believe we are the only company currently developing catalytically-active nanocrystals to directly modulate biological systems as therapeutic drug candidates. Prior to our invention of the CSN therapeutic platform, the methods employed to produce stable nanoparticles required the use of organic solvents or capping agents that would contaminate the surfaces of nanoparticles and were considerably difficult to remove. Multiple conflicting reports exist in scientific literature regarding the toxicity of these nanoparticles, ranging from reportedly non-toxic to highly toxic to living organisms. We believe this lack of consistency may have been due to the varying degrees to which different nanoparticle preparations were contaminated with organic reagents, leading to observed toxic effects. Our electro-crystal-chemistry platform does not involve the use of any organic solvents or reduction chemicals, and therefore we have observed that our nanocrystals possess both substantially higher catalytic activity as well as lower toxicity in living organisms than those reported for nanoparticles produced using other methods.

Unlike enzymes, which are protein catalysts that have active site binding pockets where catalytic activity takes place, the catalytic activities of transition metal nanocrystals occur on their surfaces—the facets and vertices of the nanocrystal—where exceptionally efficient electron transfer from and to the nanocrystal takes place. For this reason, unmodified, clean surfaces free of contaminating chemicals are extremely important for catalytic activity. Metal nanocrystals have been shown to have a variety of different catalytic activities, from superoxide dismutase, peroxidase, and catalase-like activities for reducing reactive oxygen species (“ROS”), to reactions involving the oxidation of glucose, ascorbic acid, or the energetic metabolite NAD+. Figure 2 shows an illustration of catalysis, with a single gold nanocrystal converting molecules of nicotinamide adenine dinucleotide hydride (“NADH”) in the background into NAD+ in the foreground.

Gold nanocrystals have been described as electron reservoirs because their surfaces can both readily accept and donate thousands of electrons per second in order to catalyze biochemical reactions, allowing them to accelerate reaction rates to extraordinarily high levels. For example, the conversion of NADH to NAD+ is usually very slow at room temperature, but upon addition of our gold nanocrystal suspension, CNM-Au8, we have observed the very rapid conversion of NADH into NAD+. Importantly, the NAD reaction drives ATP production in both the mitochondrion as well as the in the cytoplasm through glycolysis. ATP is the universal currency of energy in all living things; without the ability to convert NADH to NAD and vice versa, cells would be quickly depleted of ATP energy stores and die. CSN therapeutics capture the natural catalytic activities of faceted, clean-surfaced nanocrystals to produce metabolites of high energetic or protective value to the cell.

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

Our Focus on Central Nervous System Disorders

Over the past several decades, traditional small molecule and biologic drug development approaches have suffered serious setbacks in attempts to address nervous system disorders. A likely contributor to these setbacks is the multifactorial mechanisms underlying nervous system disorders themselves, which are sufficiently complex they may not be amenable to “one drug–one target” disease modification. In the face of these failures, we believe our new paradigm of nanocrystal drug development, producing novel drugs with unique catalytic, multi-modal mechanisms of action, is advantageous.

Multiple lines of evidence point to energetic failure as a key contributor to neurodegenerative disease. Neurons and their associated support cells, in particular oligodendrocytes (“OLs”), are amongst the highest energy-consuming cells in the body: the brain represents only two percent of human body weight, yet it consumes over twenty percent of the body’s metabolic energy. As humans age, the ability of cells to convert food into energy in the form of ATP becomes less efficient. Eventually, the nervous system’s demand for ATP exceeds the cells’ ability to supply it, and consequently, neurons begin to fail and die. Genetic and environmental factors determine which neuronal types are most susceptible to energetic failure in individuals. In ALS, mitochondrial dysfunction is considered a hallmark of both sporadic and familial ALS, and several genetic causal variants of ALS have been linked to dysregulated neuronal energy metabolism. In MS, the cells capable of remyelinating damaged axons have been shown to be under metabolic stress, rendering them incapable of undergoing the energetically demanding process of repairing damaged myelin. In PD, dopaminergic and other neuronal cell types manifest mitochondrial failure, leading to impaired energy production. Pathophysiology supports the need for increased energy production and utilization to protect neuronal health and slow neurodegenerative disease progression.

We believe the innovation of CSN therapeutics positions us to address the most significant challenge posed by multiple central nervous system diseases, because faceted, clean-surfaced nanocrystals with catalytic, multi-modal mechanisms can potentially address the complex failures that occur in multiple levels of the central nervous system and within multiple cell types. Importantly, these mechanisms enhance mitochondrial function and produce several useful energetic metabolites while reducing the presence of harmful metabolites, while simultaneously and independently reducing oxidative stress and stimulating cellular protein homeostasis. Each nanocrystal is capable of exchanging thousands of electrons per second, potentially addressing deficits in diseased cells in a manner that does not further deplete the cells of their internal energy stores. We believe our studies, discussed below, show that CSN therapeutics support central nervous system cells with the basic building blocks of energy required for normal function, thereby replenishing cellular energetic deficiencies.

CNM-Au8 and Restoration of Energetic Metabolism in ALS, MS, and PD

CNM-Au8 is a concentrated, orally-delivered suspension of pure gold nanocrystals in pharmaceutical grade water buffered with sodium bicarbonate. A single 60 mL dose at 30 mg contains over 100 trillion nanocrystals. The median feret diameter of CNM-Au8 nanocrystals is approximately 13 nm with each nanocrystal consisting of an estimated average of 70,000 gold atoms.

Mechanism of Action

CNM-Au8’s mechanism of action targets mitochondrial dysfunction by catalyzing the production of NAD+, a key metabolite that drives energy in the form of ATP production. The catalytic activity of CNM-Au8 has also been shown to have potent anti-oxidant effects. In this manner, treatment with CNM-Au8 is hypothesized to help neurons circumvent programmed cell death pathways that are triggered by energetic deficits, oxidative stress, and accumulation of misfolded proteins common to neurodegenerative diseases. CNM-Au8 is therefore hypothesized to act as a neuroprotective and remyelinating therapy in neurodegenerative disease states by: (1) driving, supporting, and maintaining beneficial metabolic and energetic cellular reactions within diseased, stressed, and/or damaged cells, (2) directly catalyzing the reduction of harmful ROS, and (3) promoting protein homeostasis via activation of the heat shock factor-1 pathway, a pathway important for reducing cytotoxicity caused by misfolded and denatured proteins, which are known to occur ubiquitously in neurodegenerative diseases. This unique mechanism of action is summarized in Figure 3.

Figure 3. Catalytic Biological Mechanism of Action

Figure 3. CNM-Au8 mediated catalysis increases intracellular NAD+ and ATP production and decreases oxidative stress. These catalytic activities enhance mitochondrial function and lead to a cascade of enhanced disease responses in neurons, OLs, and astrocytes—cell types that are extremely vulnerable to energetic deficiencies. CNM-Au8 thereby mediates remyelination and neuroprotective effects in neurodegenerative diseases such as ALS, MS, and PD.

One of the key metabolites catalyzed by CNM-Au8 is the oxidized form of NAD, NAD+. NAD+ and its reduced partner, NADH, are vital for driving cellular energy reactions that generate ATP in living cells (Figure 4A). Brain imaging studies have shown the ratio of NAD+ to NADH typically decreases with aging. Lowered NAD+ levels in both the blood and brain have been associated with neurological diseases such as schizophrenia, MS, PD, and Huntington’s disease. Boosting NAD+ activity in neurodegenerative disease preclinical models has consistently demonstrated beneficial anti-aging and neuroprotective effects. CNM-Au8 exhibits higher catalytic activity for directly oxidizing NADH into NAD+ than any other commercially available gold nanoparticle we have tested (Figure 4C, 4D). We have shown that treating cultured nervous system cells with CNM-Au8 increases their cellular pools of NAD+ and ATP, demonstrating that CNM-Au8 increases the energetic capacity of central nervous system cells (Figure 4E, 4F). This optimization of ATP (Figure 4F) allows OLs to increase myelin production, as well as help numerous other types of central nervous system cells resist environmental and disease-related stressors that would otherwise cause them to die.

Figure 4. NAD Oxidation and Biological Effects on ATP and NAD+

Figure 4. Energetic catalysis by CNM-Au8. Panel A, The NAD-NADH reduction-oxidation couple plays a key role in both ATP-generating reactions, glycolysis and mitochondrial electron transport chain oxidative phosphorylation. Panel B, Ultraviolet-visible light spectroscopy was used to show the catalytic activity of CNM-Au8 with time. As the reaction progresses, NADH is consumed, as demonstrated by the decrease in the NADH absorbance peak at 340 nm, while NAD+ is generated, as shown by the corresponding increase in the NAD+ absorbance peak at 260 nm. Panel C, the rate of decay of the NADH absorbance peak is greater for CNM-Au8 than it is for citrate-reduced gold, nanoparticles of 10 nm (orange) and 30 nm (red) diameters (purchased from the National Institute of Standards and Technology), indicating that CNM-Au8 has a catalytic rate at least three-fold higher than National Institute of Standards and Technology comparators under the same reaction conditions. Panel D, Catalytic rate of CNM-Au8 is demonstrably superior to several commercially available gold nanoparticles. Sigma Aldrich provides reactant-free, “citrate reduced” gold nanoparticles, in which extra procedures are used to clean the surfaces of reactants. “Citrate” gold nanoparticles may still have residual reactants present in the suspensions. Panel E, Cellular NAD+ levels increase in response to CNM-Au8 treatment in primary rodent neuron-glial co-cultures. Panel F, Cellular ATP levels increase in primary rodent OL cultures in response to CNM-Au8 treatment. Panel E-F, quantities shown are group means +/− SEM. One-way analysis of variance (“ANOVA”), corrected for multiple comparisons, was used to compare the mean of each treatment group to the mean of the vehicle control; a statistically significant difference between treatment and vehicle is denoted by asterisks: *p<0.05; **p<0.01. P-values represent the probability of obtaining test results at least as extreme as the results observed in the assay, under the general assumption of no difference between the groups (null hypothesis). Smaller p-values indicate a greater statistical significance of the observation and a lower likelihood of the null hypothesis.

A significant stressor shared by many neurodegenerative diseases is the accumulation of harmful ROS within neurons as their energetic demands begin to exceed their ability to produce enough ATP to carry out normal functions. Chronic oxidative stress, caused by accumulation of ROS, can overwhelm the mitochondrial systems that normally tightly regulate ROS levels. Accumulation of excess ROS damages cell membranes, allows calcium ion imbalances, and eventually leads to cell death. In addition to boosting NAD+ levels inside nervous system cells, CNM-Au8 directly acts to reduce ROS by directly catalyzing their reduction (Figure 5). CNM-Au8 possesses anti-oxidative catalytic activity and has been demonstrated to directly reduce oxygen radicals in a superoxide dismutase-like manner, as well as convert hydrogen peroxide (“H2O2”) into water and oxygen in a catalase-like manner (Figure 5A, 5B). Anti-oxidative activity for CNM-Au8 has been demonstrated in primary mouse OL cultures, in which basal levels of ROS were reduced with treatment (Figure 5C). In a PD in vitro model, ROS generated by treating primary rodent dopaminergic cells with the neurotoxin 1-methyl-4-phenylpyridinium (“MPP”) was lowered in response to CNM-Au8 treatment in the presence of MPP (Figure 5D).

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

Figure 5. Reduction of Reactive Oxygen Species

Figure 5. CNM-Au8 is a catalytically active antioxidant. Panel A, SOD-like activity of CNM-Au8 on superoxide radicals was measured using a colorimetric SOD assay kit (Cayman Chemical). Panel B, Decay of the absorbance peak of H2O2 as the dismutation of H2O2 takes place in the presence of CNM-Au8 (green) or comparator AuNPs of similar diameter (red) or no gold (black). Panel C-D, Neurotoxin (MPP+) induced mitochondrial stress and death of dopaminergic neurons in primary E15 rat co-cultures is prevented by CNM-Au8 (green), as determined by TH+ cell number (not shown), reduction of ROS as measured as by the fraction of dopaminergic (“TH”) cells fluorescing with CELLROX Green signal, a marker of cytosolic oxidizing environment (C), and increased mitochondrial membrane potential (Mitotracker Red CMXRos) (D). Panel C-D, quantities shown are group means +/− SEM. One-way ANOVA, corrected for multiple comparisons was used to compare the mean of each treatment group of MPP with CNM-Au8 treatment to the mean of the MPP (4μM) alone treatment group; a statistically significant difference between each CNM-Au8 treatment group and MPP alone is denoted by asterisks: *p<0.05; **p<0.01, ***p<0.001; ****p<0.000. P-values represent the probability of obtaining test results at least as extreme as the results observed in the assay, under the general assumption of no difference between the groups (null hypothesis). Smaller p-values indicate a greater statistical significance of the observation and a lower likelihood of the null hypothesis. Untreated “Control” group is included to demonstrate the significant effect of MPP treatment to increase levels of ROS in TH neurons in Panel C and reduce mitochondrial membrane potential in Panel D, which was not included in the ANOVA analysis.

Previous drug development efforts in the neurodegenerative disease space have targeted misfolded protein aggregates as toxic drivers of disease; for example, TAR DNA binding protein 43 (“TDP-43”) in ALS, alpha-synuclein in PD, and amyloid beta in Alzheimer’s disease. An important component of the mechanism of action of CNM-Au8 is its ability to dose-dependently reduce aggregated TDP-43 and alpha-synuclein in cellular models of ALS and PD, respectively (Figure 6). We believe this activity is, at least in part, attributable to the robust induction of twenty gene transcripts of the heat shock factor-1 pathway, which we observed in OLs in response to CNM-Au8 treatment (Robinson, et al. “Nanocatalytic activity of clean-surfaced, faceted nanocrystalline gold enhances remyelination in animal models of MS.” Sci Rep 10, 1936 (2020)) as well as due to an indirect cellular response to NAD upregulation, which has been shown to activate autophagic and proteostatic responses.

Figure 6. Reduction in Misfolded Protein Aggregates

Figure 6. Dose-dependent reduction of three different types of protein aggregates in dopaminergic and spinal motor neurons that are typically found in PD (left panel), sporadic and familial ALS cases (middle panel), and familial superoxide dismutase 1 (“SOD1”) ALS cases (right panel). In each of these assays, there was a concomitant dose-dependent increase in neuron survival and preservation of neurite network with CNM-Au8 treatment. These results demonstrate that CNM-Au8 reduces the quantity of toxic protein aggregates in in vitro models representing different neurodegenerative diseases. Group means plotted +/- SEM. * p<0.05; ** p<0.01; *** p<0.001; **** p<0.0001; treatment vs. vehicle, one-way ANOVA corrected for multiple comparisons.

In summary, CNM-Au8 exhibits a novel mechanism of action via its catalytic activities, involving:

(1)	enhancement of energetic metabolism via increased production of NAD+ and ATP;

(2)	reduction of oxidative stress; and

(3)	enhancement of proteostatic, autophagic responses that reduce accumulation of toxic protein aggregates that are hallmarks of neurodegenerative diseases.

CNM-Au8 Penetration of Cell Membranes and of the Blood Brain Barrier

CNM-Au8 can penetrate cell membranes and also cross the blood brain barrier. In vitro studies (Figure 7) clearly demonstrate that CNM-Au8 penetrates cell membranes and accumulates within the cytoplasm of cells in culture. Similar cytoplasmic accumulation of CNM-Au8 was observed using hyperspectral darkfield spectroscopy (not shown).

Figure 7. CNM-Au8 Cell Membrane Penetration

Figure 7. Addition of CNM-Au8 to culture media results in cellular uptake of gold nanocrystals. NIH 3T3 fibroblasts were treated for 48h vehicle or 30 μg/mL CNM-Au8, and imaged using compound light microscopy. Lower magnification images (40x) are on the left; high magnification images on the right (100x).

To investigate blood brain barrier penetrance of CNM-Au8, inductively coupled mass spectroscopy (ICP-MS) was used for ultrasensitive gold quantitation. CNM-Au8 (0.35 mg/kg, 3.5 mg/kg, and 10 mg/kg) or vehicle was administered by gavage daily over nine months to canines using a standard chronic toxicology protocol (n=20 per group). Overall, there was significant elevation of detectable gold levels in tissues and organs compared to vehicle treated animals quantitated by ICP-MS. Organs with the highest accumulations of gold were, respectively, liver, kidneys, and spleen. Minute levels of gold were also detected in the brain and spinal cord of animals; however, levels did not exceed the limit of quantitation (LOQ) as defined by International Union of Pure and Applied Chemistry (IUPAC). Therefore, we determined the fraction of animals in each treatment group with gold levels exceeding the limit of detection (LOD). Figure 8 shows that there is a higher fraction of animals with gold levels exceeding the LOD in groups that were orally administered with CNM-Au8 as compared to those given vehicle (placebo). In similar studies, minipigs and rodents administered with CNM-Au8 also showed levels of gold in the brain and spinal cord exceeding the LOD more frequently than in placebo groups. CNM-Au8 is therefore blood brain barrier penetrant, albeit at low levels. Notably, significant catalysis of bioenergetic reactions do not require large numbers of the effector catalysts, since the catalyst is not consumed by the reaction it catalyzes. Indeed, preclinical efficacy studies with CNM-Au8 consistently indicated that sufficient quantities of CNM-Au8 are accessible to appropriate neuronal types to bring about the functional, behavioral, and survival effects seen in the in vivo studies. Importantly, blood brain barrier penetration in humans was demonstrated in the REPAIR-MS and REPAIR-PD studies, as discussed below.

Figure 8. Spinal Cord and Brain Au Quantitation at End of Study

Figure 8. ICP-MS quantitation of gold accumulation in the brain and spinal cords of canines that were orally administered CNM-Au8 more frequently exceeded the LOD than in placebo controls. Canines were administered CNM-Au8 or placebo for nine months and then sacrificed for toxicology and pharmacokinetics analyses.

A mechanism by which CNM-Au8 can penetrate the blood-brain barrier emerged from a study in which we fully characterized the proteins from human blood plasma that form the protein corona of the gold nanocrystals of CNM-Au8. Once swallowed, the gold nanocrystals of CNM-Au8 pass through the gastrointestinal tract and enter the body’s circulatory system, where they interact with, and become coated by, blood proteins and other biomolecules, forming the ‘protein/biomolecular corona.’ Using liquid chromatography-mass spectroscopy, specific apolipoproteins were identified to be in high abundance in the corona. These proteins were apolipoproteins A-I, A-II, C-II, C-III, and E. These apolipoproteins are known to bind to specific receptors on the blood-brain barrier and promote the transport of substances across the blood-brain barrier. (Ashkarran A. A., et al. “Protein Corona Composition of Gold Nanocatalysts.” ACS Pharmacology and Translational Science (2024), 7 (4),1169-1177).

Safety and Tolerability of CNM-Au8

Standard ICH M3(R2) toxicology studies were conducted on CNM-Au8 in four animal species that yielded no toxicity findings, resulting in no-observed-adverse-effect level (“NOAEL”) findings up to maximum feasible dosing levels. In 2016, we completed a Phase 1 first-in-human trial to demonstrate that CNM-Au8 was safe for further clinical development and to assess the pharmacokinetic profile at different dosing concentrations. This trial was a randomized, placebo-controlled, double-blind, escalating single- and multiple-dose trial to evaluate the safety, tolerability, and pharmacokinetics of CNM-Au8 in healthy human volunteers. The trial had two phases: a single-ascending dose (“SAD”) phase, where 40 subjects were randomized to CNM-Au8 (n=30) or placebo (n=10) at a 3:1 ratio in single dose escalating cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, or 90 mg, with follow-up duration for each subject of 17 days; followed by a multiple-ascending dose (“MAD”) phase, where 46 subjects were randomized to CNM-Au8 (n=35) or placebo (n=11) in multiple dose cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, and 90 mg, with the duration of treatment at 21 days and follow-up for each subject at up to 50 days.

Pharmacokinetics analyses from the MAD phase showed that at the end of 21 days, the maximum concentration of gold in blood was determined to be 1.53 ng/mL, 1.98 ng/mL, 2.35 ng/mL, and 3.33 ng/mL for each group dosed with 15, 30, 60, or 90 mg, respectively. Pharmacokinetics analyses of the Phase 1 results demonstrated that CNM-Au8 has a half-life of 14 to 21 days. The end-of-trial drug exposure levels in humans either matched or exceeded the equivalent exposure that demonstrated neuroprotection and remyelination efficacy in animal models.

Safety assessments revealed no significant findings. All doses used in the trial were determined to be well-tolerated based on the frequency of reported treatment emergent adverse events (“TEAEs”). TEAEs occurred more frequently on placebo (86%) than in the CNM-Au8 dosing groups in both the SAD and MAD phases combined (75%). No subjects discontinued the trial due to TEAEs and no serious adverse events (“SAEs”) were reported across any treatment group. The most frequently reported TEAEs were almost entirely of Grade 1 (mild) severity and transient. The most frequently reported TEAEs consisted of headaches, somnolence, fatigue, abdominal pain, diarrhea, nausea, and dizziness. We have continued to accumulate human safety exposure in our Phase 2 clinical trials, OLEs, LTEs, and EAPs. To date, we have collected over 800 participant-years of human safety study data on exposure to CNM-Au8, including safety data on consecutive long-term CNM-Au8 treatment for up to 5.1 years, and have not observed concerning or dose-limiting safety signals.

Amyotrophic Lateral Sclerosis

ALS Market Opportunity

ALS is the most prevalent adult-onset, progressive, and fatal neurodegenerative disorder of the neuromuscular system, affecting approximately 30,000 patients in the U.S. and over 200,000 patients worldwide, with an average life expectancy of only three to five years after initial diagnosis. ALS involves the progressive degeneration of motor neurons in the spinal cord and the brain, which are responsible for controlling voluntary muscle movement. This progressive loss of motor neurons leads to muscle weakness, loss of muscle mass, inability to control movement, and paralysis. Disease onset for the majority of individuals with ALS occurs between the age of 40 and 60. While overall the incidence of ALS is more common in men, after the age of 65, the difference in incidence between males and females decreases. We estimate the global ALS market value will be greater than $1.5 billion by 2032.

ALS Current Therapies and Limitations

Current ALS treatment therapies are largely palliative and aim to provide temporary relief of symptoms without treating underlying disease progression, such as non-invasive ventilation to treat the loss of respiratory function. Despite the great need for an effective disease-modifying therapy (“DMT”) and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. Three therapeutic agents have been approved by the U.S. Food and Drug Administration (“FDA”) and are actively available for the treatment of ALS: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; and tofersen, an antisense oligonucleotide treatment of SOD1-ALS. However, these treatments are acknowledged to have limited disease-modifying effects and do not substantially halt or reverse the progressive nature of the disease: Riluzole extends participant lifespans by an average of only two to three months; edaravone slows the decline of the ALS Functional Rating Scale Revised (“ALSFRS-R”) score, a clinical measure of functional decline, in only a small subset of participants at an early stage of disease; and tofersen slows decline of certain clinical outcomes in ALS cases caused by mutations of the SOD1 gene, which represents only a small fraction of all ALS cases. One additional therapeutic, sodium phenylbutyrate and taurursodiol, was approved under an accelerated pathway by the FDA but subsequently withdrawn from the market following negative results from a confirmatory Phase 3 trial. An urgent unmet need clearly exists for the development of safe and effective treatments, including DMTs, for ALS.

Potential Advantages of CNM-Au8 for ALS

We believe CNM-Au8 has the potential to be a first-in-class disease modifying nanotherapeutic for ALS. In a human induced pluripotent stem cell (“iPSC”) model of ALS, CNM-Au8 demonstrated clearly superior human motor neuron protection compared to riluzole. Furthermore, oral delivery of CNM-Au8 to ALS model mice extended the median lifespan of these animals by over three times the lifespan extension attributed to edaravone or riluzole treatment reported in the literature. While the mechanism of action of edaravone shares one similar component with CNM-Au8, namely, reduction of oxidative stress, we believe the important difference in activity lies in CNM-Au8’s demonstrated potential to enhance energetic activity in diseased neurons as well as to significantly reduce oxidative stress. Furthermore, we believe the complex nature of many neurodegenerative diseases, including ALS, necessitates therapeutics with multimodal activity that can act to enhance the energetic profile of multiple central nervous system cell types; for this, CNM-Au8 may be uniquely suited to address the therapeutic challenges posed by such complicated and devastating diseases.

Summary of Nonclinical Pharmacology Neuroprotection Studies for ALS

Motor neurons progressively degenerate during the course of ALS. To demonstrate neuroprotection of motor neurons by CNM-Au8, in vitro neuroprotection assays were used. Rat motor neurons were challenged with glutamate to induce excitotoxicity, or with amyloid beta 1-42 peptide (“Aβ”), which is toxic to motor neurons. In Alzheimer’s disease, Aβ aggregates participate in the formation of amyloid plaques. CNM-Au8 treatment of motor neurons challenged with glutamate or with Aβ increased numbers of surviving motor neurons and preserved neurite networks in a dose-dependent manner.

Brain accumulation of aggregated, misfolded proteins that display neurotoxic properties is a hallmark of many neurodegenerative diseases, including ALS. In over 90% of ALS cases, accumulation of aggregated, mis-localized, cytoplasmic TDP-43 in motor neurons have been shown to disrupt the cellular functions of motor neurons. In neuron-glial co-culture assays, application of glutamate or Aβ to rat motor neurons causes TDP-43 aggregates to accumulate in the cytoplasm of motor neurons. Treatment of the glutamate- or Aβ-challenged motor neurons with CNM-Au8 significantly reduced the accumulation of TDP-43 aggregates in a dose-dependent manner.

In addition to animal models, iPSCs have emerged as a new technique for neurodegenerative disease modeling using human-derived cells. iPSCs can be generated from human skin or blood samples, and then differentiated in vitro into astrocytes and motor neurons. Using this technique, ALS patient-derived astrocytes were shown to be toxic to normal healthy human motor neurons. Introduction of CNM-Au8 to these toxic ALS patient astrocyte-motor neuron co-cultures resulted in a significant, dose-dependent rescue of human motor neurons and preservation of motor neuron neurite networks. Collectively, these results indicated that CNM-Au8 exerts motor neuron protection effects in several different models, including in response to excitotoxic stress, Aβ toxicity, and toxic astrocytes.

To investigate the efficacy of CNM-Au8 in an in vivo model of ALS, two studies were conducted in separate transgenic (SOD1G93A) mouse strains that model the human SOD1 familial form of ALS. In a study using rapidly progressing SOD1G93A animals, CNM-Au8 treated animals showed significant reduction of brainstem atrophy and brainstem vacuolization normally seen in untreated SOD1G93A mice. In the study using slower-progressing SOD1G93A animals, CNM-Au8 treated animals showed significant treatment effects in a number of behavioral and functional tests, including overall clinical score, weights hold, static rod orientation time, and average wheel-running velocity. Median survival of CNM-Au8 treated animals significantly exceeded vehicle-treated controls by 23 days (approximately 20% of the animal’s expected life-span).

Clinical Development of CNM-Au8 as a Disease-Modifying Therapeutic for ALS

Orphan Drug Status for ALS

The FDA granted orphan drug designation to CNM-Au8 for the treatment of ALS in May 2019. Following FDA orphan drug designation, sponsors may qualify for seven-year FDA-administered Orphan Drug Exclusivity, partial tax credits for research and development expenses, potential research and development grants, waived FDA fees, and protocol assistance from the FDA.

RESCUE-ALS

RESCUE-ALS was a Phase 2, randomized, double-blind, placebo-controlled trial of the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in early ALS patients. The trial was conducted over 36 weeks in 45 enrolled participants. The trial randomized participants 1:1 to treatment with CNM-Au8 at 30 mg daily or matching placebo on top of standard of care (riluzole). The primary endpoint was the percent change of the sum of Motor Unit Number Index (“MUNIX”) from baseline to week 36. MUNIX is a neurophysiological biomarker that estimates the number of functioning lower motor neurons serving selected muscles. Secondary endpoints were the change in forced vital capacity (“FVC”) and the absolute change in MUNIX values to week 36. Exploratory endpoints included ALSFRS-R 6-point decline, ALS Specific Quality of Life (“ALSSQOL-SF”), and additional clinical and neurophysiology endpoints. Results were presented in November 2021 and published in June 2023 (Vucic, S., et al. “Efficacy and safety of CNM-Au8 in amyotrophic lateral sclerosis (RESCUE-ALS study): a phase 2, randomised, double-blind, placebo-controlled trial and open label extension.” eClinical Medicine 60, 102036 (2023). https://doi.org/10.1016/j.eclinm.2023.102036). While the trial did not meet the primary or secondary endpoints, an efficacy signal was observed for MUNIX at week 12 (p=0.057). Furthermore, in a pre-specified analysis in the subset of patients with limb onset ALS, CNM-Au8 demonstrated a significant treatment effect in MUNIX at week 12 (p=0.0385) and a trend for improvement at week 36 (p=0.0741). Limb onset ALS accounts for approximately 70% of the ALS population. Clinically relevant exploratory endpoints through week 36 demonstrated significant benefits with CNM-Au8 treatment, including slowing ALS disease progression (p=0.0125), decreasing the proportion of participants with an ALSFRS-R 6-point decline (p=0.035), and improving quality of life as measured by ALSSQOL-SF (p=0.018). In addition, CNM-Au8 treated participants consistently showed directional benefits (i.e., less decline) across measures of respiratory function and motor function, albeit non-significantly. CNM-Au8 was well-tolerated through 36 weeks of oral daily dosing and no SAEs related to CNM-Au8 treatment were reported. TEAEs were predominantly mild-to-moderate in severity. The most frequently reported adverse events associated with CNM-Au8 treatment included aspiration pneumonia (n=3) and transient gastrointestinal distress (n=2).

RESCUE-ALS—Open Label Extension

In August 2023, we announced the 24-month data cut of the RESCUE-ALS long-term OLE, representing a 24-month minimum follow-up for OLE participants from the last-patient, last-visit of the 36-week double-blind treatment period. Results of the study demonstrated a clear and consistent survival benefit associated with CNM-Au8 treatment based on several analyses:

●

Cross-over adjusted median difference in survival was 19.3 months (CNM-Au8 median survival of 34.2 months, placebo-adjusted median survival of 14.9 months) using a rank-preserving structural failure time model (“RPSFTM”) analysis, a well-recognized statistical method that utilized the observed survival benefit associated with active treatment of all trial participants to estimate the lack of survival benefit in the ex-placebo participants had they not switched to CNM-Au8 during the OLE. This method provides a comparison of CNM-Au8 treatment versus placebo across the entire study period;

●

Using RPSFTM, there was a 75% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo (hazard ratio (“HR”): 0.252, 95% CI: 0.106 to 0.597; bootstrap log-rank p<0.001);

●

Unadjusted median survival, which was not adjusted for the benefit received in ex-placebo participants, was 10.1 months (CNM-Au8 median survival of 34.2 months; placebo median survival of 24.1 months);

●	Unadjusted decreased risk of long-term all-cause mortality, which was not adjusted for the benefit received in ex-placebo participants, was 46% (HR: 0.54, 95% CI: 0.25 to 1.1, log-rank p=0.09);

●

Using propensity score matching, there was a 70% decreased risk of long-term mortality (Cox adjusted HR: 0.30, 95% CI: 0.09 to 0.79; p=0.03) in participants originally randomized to CNM-Au8 treatment compared to matched untreated participants derived from the PRO-ACT database, which contains approximately 12,000 ALS patient records from multiple completed clinical trials; and

●

A 52% decreased risk of ALS clinical worsening events (the first occurrence of death, tracheostomy, assisted ventilation, or feeding tube placement) in the participants originally randomized to CNM-Au8 treatment versus original placebo (HR: 0.48, 95% CI: 0.23 to 1.0, log-rank p=0.049).

CNM-Au8 was well tolerated without long term safety concerns or SAEs assessed as related to CNM-Au8 treatment; adverse events observed with CNM-Au8 were characterized as transient and predominantly mild-to-moderate in severity.

HEALEY ALS Platform Trial

In September 2019, the Healey Center at Massachusetts General Hospital selected CNM-Au8 for inclusion as one of the first three drugs in the HEALEY ALS Platform Trial. The HEALEY ALS Platform Trial is the first platform trial for ALS and is intended to accelerate the development of ALS therapies by simultaneously testing multiple therapeutics under a master protocol, in order to reduce costs, decrease trial time, and increase patient participation. A network of over 50 expert ALS clinics across the U.S. from the Northeast ALS Consortium serve as the clinical trial sites. Substantial financial support from philanthropic donors and the Healey Center support the operational costs of the platform trial. We contributed a direct fee to the Healey Center toward the clinical conduct of the trial and there were no additional licensing fees or milestone requirements. The Investigational New Drug (“IND”) application is held by Massachusetts General Hospital. We own all CNM-Au8 data; placebo data is shared across all treatment regimens within the trial.

The CNM-Au8 regimen (Regimen C) was a Phase 2, multicenter, double-blind, placebo-controlled registrational trial to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics of CNM-Au8 in treating ALS. Participants were randomized 3:1 between active treatment and placebo with active treatment equally distributed between low dose (CNM-Au8 30 mg) and high dose (CNM-Au8 60 mg) (i.e., randomized 1.5 : 1.5 : 1, CNM-Au8 30 mg : CNM-Au8 60 mg : placebo). The primary endpoint was rate of change in ALSFRS-R from baseline to week 24 adjusted for mortality, with secondary endpoints of: (i) combined assessment of function and survival (“CAFS”), a combined joint-rank score based on survival and change in ALSFRS-R from baseline to week 24, (ii) changes in slow vital capacity (“SVC”), and (iii) survival (time to death or death equivalent). Exploratory endpoints included time to clinical worsening events, voice pathology measurements, and biofluid-based pharmacodynamic and metabolic markers.

In October 2022, we announced topline results for CNM-Au8: the primary endpoint of rate of change in ALSFRS-R adjusted for mortality was not statistically significant at 24 weeks (2% slowing, 95% CI: -20% to +19%). Secondary endpoints of CAFS and SVC were also not met at 24 weeks across the combined 30 mg and 60 mg doses. The prespecified exploratory analyses of the secondary survival endpoint demonstrated a >90% reduction in risk of death alone or in risk of death/permanently assisted ventilation (“PAV”) at 24 weeks, when adjusted for baseline imbalances in risk (p=0.028 to p=0.075, unadjusted for multiple comparisons) with the 30 mg dose. These survival results were statistically consistent for the 30 mg dose between the regimen-only and full analysis sets, which included shared placebo from other regimens participating in the HEALEY ALS Platform Trial (Regimens A, B, and D), and is also consistent with the results from our Phase 2 RESCUE-ALS trial. CNM-Au8 was well-tolerated and no drug-related SAEs or significant safety findings were reported. Based on these findings, Clene selected CNM-Au8 30 mg for continued development in ALS.

In March 2023, we announced exploratory results for time to clinical worsening events based on prespecified risk-adjusted Cox proportional hazard analyses. Treatment with the CNM-Au8 30 mg dose was associated with a 74% decreased risk of the composite of time to clinical worsening events (p=0.035), which included the first instance of death, tracheostomy, initiation of PAV (>22 hours per day of non-invasive ventilatory support), or placement of a feeding tube. CNM-Au8 treatment was also associated with statistically significant and directional trends across all prespecified time to clinical worsening event analyses (not adjusted for multiple comparisons), including (i) 98% decreased risk of death or PAV (p=0.028), (ii) 95% decreased risk of death (p=0.053), (iii) 74% decreased risk of feeding tube placement (p=0.035), (iv) 63% decreased risk of assisted ventilation (p=0.058), (v) 84% decreased risk of ALS-related hospitalization (p=0.107), and (vi) 69% decreased risk of all-cause hospitalization (p=0.065). Supportive sensitivity analyses incorporating baseline neurofilament light chain (“NfL”) levels were similarly robust and resulted in increased effect sizes and smaller nominal p-values in the same “within regimen” analyses.

In June 2023, we announced a statistically significant reduction of plasma NfL across all CNM-Au8 participants compared to placebo (CNM-Au8 or placebo, n=161). NfL is a key blood-based biomarker of neurodegeneration and was used as a surrogate biomarker to support the FDA approval of tofersen, a therapeutic for SOD1-ALS. NfL is released from neurons following axonal injury, especially in people living with ALS, and higher levels of NfL have been found to predict more rapid decline in clinical function and increased mortality risk. The results are based on an analysis of the plasma NfL biomarker as the least-square (“LS”) mean change of the natural logarithm (“Ln”) of the plasma NfL values with the standard error (“SE”) for the 24-week difference: CNM-Au8 = -0.024 (SE: 0.024); placebo = +0.076 (SE: 0.042); CNM-Au8 versus placebo difference = -0.100 (SE: 0.048), p=0.040. Additional sensitivity analyses showed consistent reduction in plasma NfL levels versus placebo in specific populations generally considered at greater risk of ALS disease progression, including:

●	Faster progressors (baseline pre-treatment ALSFRS-R slope >0.45 points/month (post hoc, n=107) with the NfL difference of LS means on a Ln scale (SE) = -0.144 (0.058), p=0.014;

●	Definite or probable ALS diagnosis per El Escorial criteria (post hoc, n=125) with the NfL difference of LS means on a Ln scale (SE) = -0.124 (0.054), p=0.023; and

●	Higher mortality risk (baseline plasma NfL > median, post hoc, n=79) with the NfL difference of LS means on a Ln scale (SE) = -0.150 (0.068), p=0.031.

In March 2025, we announced evidence from a cross-regimen, post hoc analysis comparing survival in participants who received CNM-Au8 30 mg (Regimen C) to those of Regimen A in the HEALEY ALS Platform Trial. Regimen A provided a large concurrent control group versus CNM-Au8 treatment using the same randomization criteria established within the HEALEY master protocol. Long-term survival status, determined through public records and site reporting, was evaluated over a follow-up period of up to 48 months. 78% of participants across both groups received standard ALS background therapy (riluzole, edaravone, or both) at baseline. Overall survival improvement (all-cause mortality) was observed across the full analysis set as follows:

●	Median Survival—CNM-Au8 30 mg group (Regimen C, n=59) achieved 951 days versus 753 days in the Regimen A comparator group (n=162), a gain of 198 days (6.5 months);

●

Restricted Mean Survival Time (“RMST”) Benefit—covariate-adjusted RMST improvement of 124 days (4.1 months) was observed (95% CI: 3 to 245 days, p=0.045). RMST is a metric that estimates the average time a group survives relative to a comparator. The estimate incorporated the prespecified covariates for survival analyses from the HEALEY ALS Platform Trial (i.e., months from symptom onset, pre-treatment ALSFRS-R slope, age, background riluzole treatment, background edaravone treatment); and

●

Sensitivity analyses, which included additional covariate models such as baseline serum NfL levels, use of ALS background therapy, and the TRICALS risk score, confirmed the robustness and statistical significance of the findings.

An enhanced benefit in moderate to severe ALS was observed including:

●

In participants with baseline serum NfL > 33 pg/mL and TRICALS risk score range between –6.5 and –2.5 (i.e., filtering slow progressors where there was an imbalance between groups), median survival improved from 589 days (Regimen A, n=120) to 951 days (CNM-Au8 30 mg, n=51), representing an 11.9 month gain; and

●

Mortality risk in this group decreased by 44% (Cox HR: 0.556, 95% CI: 0.367–0.842, p=0.006) with an RMST improvement of 197 days (6.5 month gain; 95% CI: 65 to 329 days, p=0.004), when using the prespecified covariates for survival analyses from the HEALEY ALS Platform Trial.

The strongest survival benefit was observed in a participant subset who met the planned Phase 3 RESTORE-ALS trial enrollment criteria:

●

Among participants who met the core RESTORE-ALS trial criteria (e.g., baseline serum NfL > 33 pg/mL, TRICALS risk score range between –6.5 and –2.5, baseline slow vital capacity > 60%, and symptom onset < 36 months), median survival improved from 628 days (Regimen A, n=94) to 1079 days (CNM-Au8 30 mg, n=40), an increase of 451 days (14.8 months); and

●

This subset experienced a 49% reduction in mortality risk (Cox HR: 0.514, 95% CI: 0.319–0.830, p=0.006) and an RMST improvement of 215 days (7.1 months; 95% CI: 70 to 360 days, p=0.004), when using the planned covariates for the RESTORE-ALS trial.

HEALEY ALS Platform Trial—Open Label Extension

In September 2023, we announced long-term survival data from the HEALEY ALS Platform Trial OLE for patients treated with CNM-Au8 30 mg for up to 133 weeks (n=59). These post hoc results showed a statistically significant 49% decreased risk of death for the covariate risk-adjusted analyses compared to matched placebo patients through long-term follow-up from the largest U.S. clinical database of previous ALS trials, PRO-ACT (covariate adjusted HR: 0.510, 95% CI: 0.263 to 0.987, p=0.046). In a pooled analysis of the HEALEY ALS Platform Trial and RESCUE-ALS, participants originally randomized to CNM-Au8 30 mg (n=82) demonstrated a statistically significant 59% decreased risk of death compared to PRO-ACT matched placebo patients through long-term follow-up (covariate adjusted HR: 0.406, 95% CI: 0.220 to 0.749, p=0.004).

In December 2023, we announced a statistically significant reduction of plasma NfL levels from baseline to 76 weeks in patients randomized to CNM-Au8 30 mg compared to patients treated with placebo for 24 weeks prior to crossing over to CNM-Au8 treatment. CNM-Au8 30 mg treatment reduced plasma NfL levels compared to baseline using a mixed model with repeat measures (“MMRM”), LS means on a Ln scale for the 76-week change from baseline: CNM-Au8 = -0.075 (SE: 0.053); placebo = +0.098 (SE: 0.056); CNM-Au8 30 mg versus original placebo difference = -0.173 (SE: 0.076), p=0.023. Combined analyses of both CNM-Au8 doses (30 mg and 60 mg) also demonstrated nominally significant reductions in plasma NfL, CNM-Au8 versus placebo difference = -0.144 (SE: 0.066), p=0.029. We also announced the results of long-term survival analyses under the prespecified RPSFTM to account for the effects of CNM-Au8 in participants randomized to placebo who crossed-over to treatment with CNM-Au8. Under an assumption of a constant common treatment effect from CNM-Au8, treatment with CNM-Au8 demonstrated a 60% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo (Cox HR: 0.40, 95% CI: 0.19 to 0.85; p=0.017).

In June 2024, we announced new long-term CNM-Au8 treatment results for survival and NfL levels from the HEALEY ALS Platform Trial open label extension (“OLE”). The new analysis incorporated up to 42 months (3.5 years) of survival follow-up and 76 weeks of long-term NfL biomarker results, including a neurofilament light (“NfL”) responder subset (the “CNM-Au8 NfL Responders”) from the HEALEY ALS Platform Trial who had consistent and sustained NfL reductions, comprising nearly half of all CNM-Au8 patients. All participants treated with CNM-Au8 30 mg, including ex-placebo participants who transitioned to CNM-Au8 in the OLE with complete baseline co-variates were included in the survival analysis:

●

Improved Survival Compared to Matched PRO-ACT Controls—Survival analyses of participants originally randomized to CNM-Au8 30 mg treatment (n=59) and ex-placebo to CNM-Au8 (n=11) compared to propensity-matched PRO-ACT controls up to 3.5 years post-baseline showed:

○	Approximately 60% decreased risk of death in CNM-Au8 30 mg treated patients compared to matched PRO-ACT controls; covariate-adjusted HR: 0.431 (95% CI: 0.276 to 0.672), p=0.0002.

●

Reduced NfL Biomarker Levels in CNM-Au8 NfL Responders—CNM-Au8 NfL Responder Subset: The CNM-Au8 NfL Responder analysis was completed to identify NfL decreases in participants who showed consistent NfL declines (n=55). CNM-Au8 NfL Responders were defined as participants who had all post-baseline measures with an NfL decrease or repeated declines of at least 10 pg/mL following the start of CNM-Au8 treatment. The analysis showed:

○

CNM-Au8 NfL Responders demonstrated an average NfL reduction of 28%, indicating a neuroprotective effect; geometric mean ratio (“GMR”) at week 76 change vs. baseline: 0.72, (95% CI: 0.67 to 0.79), p<0.0001.

○

Long-term treatment with CNM-Au8 30 mg resulted in continued significant decline of plasma NfL levels. The NfL results are based on earlier announced analyses of plasma NfL collected from participants (n=99) in the OLE who were treated with CNM-Au8 30 mg through week 76 compared to participants treated with placebo for 24 weeks prior to crossing over to active treatment for up to 52 weeks. The GMR vs. placebo at week 76 was 0.841, 95% CI: 0.73 to 0.98, p=0.023.

In August 2024, we announced new post-hoc combined analyses from the independent HEALEY ALS Platform Trial and RESCUE-ALS trials: CNM-Au8 NfL Responders demonstrated a 28% mean reduction in NfL levels compared to baseline, while NfL levels continued to increase in CNM-Au8 NfL non-responders (all doses; GMR difference at week 76 post-baseline: 0.57, 95% CI: 0.50 to 0.64, p<0.00001). The analyses of the CNM-Au8 NfL Responders demonstrated efficacy in all-cause mortality, function, and CAFS as follows:

●	All-cause mortality:

○	Improved survival of CNM-Au8 NfL Responders compared to propensity matched controls from the PRO-ACT database: HR: 0.504, 95% Wald CI: 0.28 to 0.904, covariate adjusted, p=0.022.

○	Improved survival of CNM-Au8 NfL Responders compared to CNM-Au8 NfL non-responders: HR: 0.350, 95% CI: 0.188 to 0.649, covariate adjusted, p=0.0009.

●	ALS Functional Improvement:

○

Significantly less decline in ALSFRS-R total score of CNM-Au8 NfL Responders compared to CNM-Au8 NfL non-responders: p<0.01 at the week 64, 76, 88, and 100 visits post-randomization (MMRM was used to compare LS mean change from baseline).

○

Significantly less decline in the respiratory subdomain score of the ALSFRS-R of CNM-Au8 NfL Responders compared to CNM-Au8 NfL non-responders: p<0.01 at the week 64, 76, 88, and 100 visits post-randomization (MMRM was used to compare LS mean change from baseline).

●	Improvements in CAFS:

○	CNM-Au8 NfL Responders demonstrated improvements compared to CNM-Au8 NfL non-responders starting at week 48 (p<0.10) and all later timepoints with significance reached at weeks 88 and later (p<0.05).

Independent of NfL responder status, long-term treatment with CNM-Au8 30 mg was associated with improved survival in participants from the RESCUE-ALS and HEALEY ALS Platform Trials using updated long-term follow-up of survival status compared to propensity matched controls from the clinical trial data registry PRO-ACT, the ALS/MND Natural History Consortium (“NHC”), and the Australian MiNDAUS registry. Matching methods and covariates were prespecified and conducted by an independent statistician:

●	57% decreased risk of all-cause mortality in HEALEY ALS Platform Trial vs. PRO-ACT propensity matched controls: (HR: 0.431, 95% CI: 0.276 to 0.672; covariate adjusted, p=0.0002).

●	48% decreased risk of all-cause mortality in HEALEY ALS Platform Trial vs. ALS NHC propensity matched controls: (HR: 0.519, 95% CI: 0.347 to 0.776; covariate adjusted, p=0.0014).

●	70% decreased risk of all-cause mortality in RESCUE-ALS vs. PRO-ACT propensity matched controls: (HR: 0.311, 95% CI: 0.142 to 0.682; covariate adjusted, p=0.0035).

●	51% decreased risk of all-cause mortality in RESCUE-ALS vs. MiNDAUS propensity matched controls: (HR: 0.487, 95% CI: 0.287 to 0.824; covariate adjusted, p=0.0074).

Further, CNM-Au8 mechanism of action responders (defined as those who had consistent and sustained NAD+ and GSH/GGSG glutathione improvements) demonstrated concordance with CNM-Au8 NfL Responders. The connection between CNM-Au8 mechanism responders and CNM-Au8 NfL Responders links the mechanism of action to NfL declines. Biomarkers of oxidative stress, including the GSH/GSSG ratio, demonstrated consistent improvement following CNM-Au8 treatment with increased activity associated with the duration of treatment. These data are consistent with CNM-Au8’s mechanism of action of neuronal metabolic support and decreased oxidative stress. The results are also highly concordant with the data from our preclinical model studies that demonstrated improved neuronal integrity and survival and decreased release of NfL from damaged motor neurons axons with CNM-Au8 treatment.

In November 2024, we announced new prespecified and post hoc analyses from the OLE that included:

●

78% risk reduction in time to death (improved survival) during the OLE to month 12 from the HEALEY ALS Platform Trial (CNM-Au8 30 mg vs. original placebo randomization; covariate adjusted Cox HR: 0.224, 95% CI: 0.053 to 0.949, p=0.042).

●	Evidence linking baseline NfL burden with a CNM-Au8 survival benefit (post hoc) included:

○

83% risk reduction of time to death or PAV observed in CNM-Au8 participants with the highest baseline upper NfL tertile from the HEALEY ALS Platform Trial through month 12 (CNM-Au8 30 mg vs. original placebo randomization; covariate adjusted Cox HR: 0.174, 95% CI: 0.036 to 0.830, p=0.0283).

○

84% risk reduction of time to death or PAV seen in CNM-Au8 participants with baseline NfL ≥ median from the HEALEY ALS Platform Trial through month 12 (CNM-Au8 30 mg vs. original placebo randomization; covariate adjusted Cox HR: 0.155, 95% CI: 0.035 to 0.693, p=0.0147).

●	Evidence linking NfL decline with a CNM-Au8 survival benefit (post hoc) included:

○	57% of CNM-Au8 30 mg treated participants demonstrated NfL decline at week 24 (the end of the HEALEY ALS Platform Trial double-blind period).

○

91% risk reduction in time to death or PAV observed in participants with any level of NfL decline (or missing NfL data) at week 24 in the HEALEY ALS Platform Trial with follow-up through month 12; (CNM-Au8 30 mg vs. original placebo randomization; covariate adjusted Cox HR: 0.0925, 95% CI: 0.22 to 0.382, p=0.001).

●

Long-term survival analyses of CNM-Au8 treatment effect from real-world EAPs showed a 31% risk reduction in CNM-Au8 participants who were unable to enter other ALS clinical trials due to advanced disease severity, when compared to propensity matched controls pooled from three different natural history and clinical trial datasets (covariate adjusted Cox HR: 0.689, 95% CI: 0.529 to 0.898, p=0.0059).

In over 800 patient years of use of CNM-Au8, no significant safety concerns or safety trends have been identified. No SAEs have been identified as related to CNM-Au8 treatment by any investigator to date.

Expanded Access Programs

An EAP is a pathway for patients with serious or life-threatening diseases or conditions to gain access to an investigational medical product (drug, biologic, or medical device) for treatment outside of clinical trials. To qualify for an EAP within the U.S., the following should apply: (i) a patient has a serious disease or condition, or whose life is immediately threatened by their disease or condition, (ii) there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition, (iii) patient enrollment in a clinical trial is not possible, (iv) potential patient benefit justifies the potential risks of treatment, and (v) providing the investigational medical product will not interfere with investigational trials that could support a medical product’s development or marketing approval for the treatment indication.

Massachusetts General Hospital

Based on interest in the potential of CNM-Au8 to delay disease progression in ALS patients, clinical experts at Massachusetts General Hospital requested to use CNM-Au8 in two EAPs. These EAPs are conducted under study protocols filed with the FDA and commenced in September 2019 and September 2021, with a subsequent expansion of the second EAP to 200 participants based on numerous requests from clinical trial sites. The EAPs collect safety and pharmacokinetic data in ALS patients not otherwise eligible for clinical trials due to standard inclusion and exclusion criteria, and the long-term safety data may be used to support a New Drug Application (“NDA”) submission in the future. As of February 7, 2025, 85 participants had been enrolled in the first EAP that commenced in September 2019 with long-term exposure up to 280 weeks. Currently, 32 participants are active under the protocol. As of February 7, 2025, 211 participants had been enrolled in the second EAP that commenced in September 2021 with long-term exposure up to 174 weeks. Currently, 115 participants are active under the protocol. In February 2024, we announced results from two independent analyses of the pooled EAP data for CNM-Au8 30 mg compared to two independent datasets derived from PRO-ACT and the NHC. The EAP dataset as of the date of the analyses was comprised of 256 participants with ALS, of which 220 EAP participants had all baseline values available for matching. These participants were propensity matched on the basis of similar baseline characteristics with non-CNM-Au8 treated controls from each control dataset. The results in the EAP participants versus the matched controls demonstrated a significant survival benefit:

●	CNM-Au8 EAP vs. PRO-ACT matched controls—a 68% decreased risk of all-cause mortality with CNM-Au8 treatment (baseline risk-adjusted HR: 0.320, 95% CI: 0.178 to 0.575, p=0.0001).

●	CNM-Au8 EAP vs. NHC matched controls—a 57% decreased risk of all-cause mortality with CNM-Au8 treatment (baseline risk-adjusted HR: 0.433, 95% CI: 0.282 to 0.663, p=0.0001).

Analyses of the full dataset of 256 participants compared to the 220 matched controls also showed statistically significant survival benefits with log-rank p-values of p<0.0001 and p=0.006 for the PRO-ACT and NHC matched controls, respectively.

National Institutes of Health

In October 2023, we were awarded a four-year grant to support the ACT-EAP for CNM-Au8 treatment of ALS, in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic. The NIH Grant was awarded by NINDS, a division of NIH, under the Accelerating Access to Critical Therapies for ALS Act, which was signed into law in December 2021 with a call for increased public support of public-private partnerships that will innovate the development of, and increase access to, potential new treatments for ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent to support the ACT-EAP. The first subaward was granted in April 2024 for $7.3 million for the period from September 25, 2023 to August 31, 2024. In January 2025, we entered into a grant subaward amendment with Columbia that provides for reimbursement of our expenses for the second year of the ACT-EAP in an amount up to $8.0 million during the period from September 1, 2024 to August 31, 2025. As of February 7, 2025, 181 participants had been enrolled in the ACT-EAP with exposure up to 32 weeks. Currently, 171 participants are active under the protocol.

Regulatory Pathway and Phase 3

We met with the FDA in the fourth quarter of 2023 and presented initial clinical and NfL biomarker results from our completed Phase 2 trials, evidence of long-term survival data from these trials, and our supportive safety data. The FDA determined the initial findings on biomarker NfL reduction from the Phase 2 trials were insufficient to support accelerated approval at that time and we began preparing supplemental data to address the FDA’s questions. We submitted a briefing book to the FDA in advance of a Type C interaction in the third quarter of 2024, which contained additional post-hoc analyses of NfL biomarker results, a more matured set of survival and functional benefit data, and additional evidence of CNM-Au8’s potential mechanism of action. Following the briefing book submission, the FDA Division of Neurology 1 (“DN1”) communicated that our briefing book was not supportive of an NDA submission under the accelerated approval pathway. However, within days following this communication, we were granted an in-person meeting with the FDA’s Director of the Office on New Drugs, the Director of the Office of Neuroscience, and the DN1 review team, as well as recognized key opinion leaders in ALS, biostatistics, and biomarkers, to re-evaluate our submission under the accelerated approval pathway. This in-person meeting occurred in November 2024.

In the November 2024 meeting, we presented additional analyses from the HEALEY ALS Platform Trial, including further survival data from the OLE and analyses linking NfL biomarker results with survival and functional benefit data. Following this meeting, DN1 provided written guidance on a potential path to meet the regulatory standard for substantial evidence of effectiveness supporting accelerated approval. The FDA recommended that we investigate whether additional data from the ongoing EAPs could be leveraged to substantiate the effect of CNM-Au8 on NfL decline. We intend to follow the FDA recommendations to provide data from our ongoing EAPs and believe we can address the FDA requests. The additional NfL biomarker collection and analyses to support NDA submission is planned to be completed during the third quarter of 2025, as summarized below:

●

NfL biomarker analyses—Provide supportive evidence of NfL declines in participants from our ongoing FDA-authorized compassionate-use EAPs. We will meet with the FDA in the first half of 2025 to review and finalize the statistical analysis plan for the EAP NfL biomarker analyses.

●	Survival pharmacometric modeling—Provide analyses of NfL and related disease-specific biomarkers linked to clinical survival benefit and clinical changes from our Phase 2 trial data.

●	Additional ALS-specific biomarkers—Provide analyses of additional ALS-disease specific biomarkers to support the pharmacodynamic activity of CNM-Au8 for treatment of ALS.

The FDA noted that whether NfL can serve as a reasonably likely surrogate endpoint for the effects of CNM-Au8 in ALS and whether the magnitude of change observed on NfL in patients treated with CNM-Au8 is reasonably likely to predict clinical benefit for ALS would be a matter of review. In preparation for an NDA submission in the second half of 2025 with the accelerated approval request, we plan to commence a confirmatory Phase 3 trial, RESTORE-ALS, with participant enrollment beginning prior to the submission of the NDA. The trial is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint). We have submitted the RESTORE-ALS trial protocol to the FDA and the FDA review process is ongoing.

Multiple Sclerosis

MS Market Opportunity

MS is an inflammatory and degenerative disorder of the central nervous system, affecting approximately 800,000 patients in the U.S. and an estimated 2.2 million people worldwide. MS involves the immune-mediated damage or destruction of the brain, optic nerves, and spinal cord through autoimmune attacks on the myelin sheath, the protective cover wrapping the axons of neurons. When myelin is damaged or destroyed, called demyelination, neurons are damaged and can ultimately die, leading to motor function issues, cognitive disability, visual impairment, and other neurological symptoms. Disease onset is typically between the age of 20 to 40, with women affected approximately three times as often as men, except in the less common, primary-progressive form of MS, where there is no gender preponderance. MS is the leading cause of non-traumatic disability in young adults and is the most common inflammatory demyelinating disease, with a prevalence that varies considerably, from high levels in North America and Europe to low rates in Eastern Asia and sub-Saharan Africa. We estimate the global market value to be worth approximately $23 billion.

Despite currently available DMTs, approximately 26% of people with MS have developed a non-active, progressive form of the disease for which there are limited approved, effective therapies, leading to significant loss of quality of life. The diagnosis of MS typically requires a combination of clinical tests that varies for each patient, and may include magnetic resonance imaging (“MRI”), blood tests, evoked potential tests, lumbar puncture, and optical coherence tomography (“OCT”), a technology for examining the effects of MS on the health of nerve cells and axons in the retina. Ongoing improvements in diagnostic technologies may increase the number of patients diagnosed with MS.

MS Current Therapies and Limitations

Currently approved DMTs for MS either treat the symptoms caused by MS or reduce the degree of autoimmune-mediated inflammation. Nearly all DMTs are approved for the treatment of relapsing forms of MS (“RMS”) and generally act via immunosuppression or immunomodulation to minimize autoimmune-mediated attacks on myelin. Immunomodulatory DMTs reduce the risk of having an inflammatory attack, referred to as a “relapse,” and can slow the development of disability in patients having attacks (i.e., “active” patients). These DMTs may possibly diminish the risk of conversion of RMS to secondary progressive MS. Newer DMTs have been shown to substantially reduce autoimmune-mediated attacks and to delay the progression of the disease in active patients; however, there are no approved drugs that reduce the ongoing loss of function and disease progression in non-active MS patients (i.e., those no longer having attacks). No approved DMTs have been shown to clinically improve remyelination of damaged and demyelinated axons in MS lesions.

Currently available DMTs for MS include: Injectable medications, Avonex (interferon beta-1a), Betaseron (interferon beta-1b), Extavia (interferon beta-1b), Copaxone (glatiramer acetate), Plegridy (peginterferon beta-1a), Rebif (interferon beta-1a), Glatiramer acetate generic equivalent (Glatiramer Acetate Injection), and Glatopa (glatiramer acetate); Oral medications, Aubagio (teriflunomide), Gilenya (fingolimod), Tecfidera (dimethyl fumarate), Mavenclad (cladribine), and Mayzent (siponimod); Infusion medications, Lemtrada (alemtuzumab), Novantrone (mitoxantrone), Ocrevus (ocrelizumab), and Tysabri (natalizumab). Advances in MS treatment with new B-cell depleting therapies, including ocrelizumab, have largely ameliorated inflammatory disease activity as measured by the reduction in risk of relapse occurrence and the lack of occurrence of new gadolinium enhancing (inflammatory) lesions, as detected by MRI. However, despite the stabilization of MS disease activity in active MS patients using these DMTs, significant improvement in overall function has not been shown, and the efficacy and safety of approved DMTs are generally inversely correlated, with potential side effects ranging from mild to serious and which may lead to reduced patient adherence. Clearly, there is an increasing demand for better treatment strategies.

Potential Advantages of CNM-Au8 for MS

We believe CNM-Au8 has the potential to be a first-in-class remyelinating and neuroprotective disease-modifying nanotherapeutic for MS. CNM-Au8 supports neurologic functions by enhancing energetic activities in neurons and OLs that have been attacked by MS. Unlike current immunomodulating DMTs, CNM-Au8 is believed to directly support neuroprotection and remyelination by improving cellular energy metabolism, reducing harmful ROS, and inducing protective heat shock protein mechanisms. CNM-Au8 is administered orally, penetrates the blood-brain barrier, and to date has a favorable safety, tolerability, and toxicology profile. Used alternately or in conjunction with standard immunomodulatory DMTs, CNM-Au8 treatment may improve patients’ quality of life and potentially reverse disease progression, even in patients whose inflammatory attacks are well-controlled.

Summary of Nonclinical Pharmacology Myelination Studies for MS

Myelination is a complex process resulting in the wrapping of axons by OL membranes containing specialized proteins and lipids. The resulting myelin sheath provides metabolic support to the axon and facilitates axonal electrical conduction, which in turn allows for central nervous system processing of motor, sensory, and higher order cognitive functions. During active myelination, OLs synthesize on the order of 100,000 proteins per minute and several thousand new lipid molecules per second, reflecting the significant energetic investment needed for biomass generation and making this cell type among the most energetically demanding in the body. In MS, myelin is destroyed by autoimmune-mediated inflammatory attacks, and neurons whose axons were once protected and supported by myelin become damaged and can ultimately die. OL precursor cells are known to be present near MS lesions and can play a role in remyelination, but studies have shown that these cells are energetically compromised and remyelination is suboptimal in most central nervous system lesions.

Energetic deficits have been noted in the brains of patients living with MS using 31phosphorus magnetic resonance spectroscopy (“31P-MRS”). In autopsied brains from MS patients, OL precursor cells near MS lesions displayed impaired mitochondrial complex activity and other energetic deficits. These energetic deficits play key roles in MS disease progression. CNM-Au8 is uniquely designed to directly address these core pathophysiological mechanisms.

We investigated the ability of CNM-Au8 to address OL energetic deficits, induce remyelination, and restore functional activities and motor behaviors in a comprehensive remyelination preclinical program involving multiple in vitro and in vivo assays to determine CNM-Au8 efficacy. The peer-reviewed results were published in February 2020 (Robinson, A.P., Zhang, J.Z., Titus, H.E. et al. (2020). “Nanocatalytic activity of clean-surfaced, faceted nanocrystalline gold enhances remyelination in animal models of multiple sclerosis.” Scientific Reports, 10(1):1936). The studies were fully funded by us and were the result of collaborations among academic researchers from Northwestern University, George Washington University, and various other academic consultants and our employees. In Robinson et al. (2020), in vitro experiments on primary OL precursor cells demonstrated robust induction of myelin production by CNM-Au8. RNASeq analyses of CNM-Au8 treated OL precursor cells demonstrated that multiple transcripts for known myelination genes are upregulated, and that glycolytic activity and ATP production are also increased. Several in vivo experiments were also conducted to demonstrate that orally delivered CNM-Au8 results in increased remyelination in the brains and spinal cords of animals treated with cuprizone or lysolecithin, two agents that are known to strip neurons of myelin via different mechanisms.

Both orally delivered cuprizone or stereotactically injected lysolecithin are commonly used techniques to cause demyelination of the corpus callosum or spinal cord, respectively. Cuprizone is a copper chelating agent that specifically causes mature OL death within multiple brain regions, including the corpus callosum. Maximal demyelination due to cuprizone feeding typically occurs within five weeks, which can be visually monitored and quantified using transmission electron microscopy. Lysolecithin injection results in the rapid degradation of myelin within a localized area of the spinal cord, observable using Luxol Fast Blue or toluidine staining for myelin with light microscopy, or also with transmission electron microscopy of the lesion, within a day of injury, allowing for the observation of remyelination within the induced lesion within the following weeks. Remyelination of the corpus callosum or spinal cord using either technique requires the migration of surviving OL precursor cells to the sites of demyelination, differentiation of these cells into mature myelinating OLs, and rapid generation of specialized proteins and lipids for formation of new myelin membrane wraps around axons in this energetically demanding process (Robinson et al. 2020).

In Robinson et al. (2020), multiple independent in vivo remyelination assays, using either cuprizone or lysolecithin as demyelination agents, were performed to demonstrate the remyelinating ability of CNM-Au8. For example, CNM-Au8 was provided either prophylactically, at the same time as the start of cuprizone feeding, or only after two weeks of cuprizone feeding, therapeutically, in order to allow demyelination to start to take place prior to administration of CNM-Au8. In both contexts, CNM-Au8 demonstrated greater recovery of myelin in affected brain areas than vehicle-treated controls. Furthermore, animals that were provided with CNM-Au8 only after full demyelination had occurred (five complete weeks of cuprizone treatment) displayed evidence of higher levels of mature myelin marker expression in their brains than vehicle controls, indicating that CNM-Au8 was not blocking the action of cuprizone but rather inducing recovery by stimulating the differentiation of OLs. Similar results were confirmed by the lysolecithin experiments, which indicated that myelin destroyed by a completely different mechanism could be recovered with the daily oral administration of CNM-Au8 for one or two weeks after focal demyelination by lysolecithin. Treatment with CNM-Au8 significantly improved not only the quantifiable detection of myelinated axons in the brains of experimental animals, but also mouse behaviors and functional movements in the open field test and kinematic assays. For example, quantitation of the number of myelinated versus unmyelinated axons in 587 transmission electron microscope images, averaging 84 images per treatment group (with 15 mice per treatment group, 7 treatment groups total), demonstrated a statistically significant recovery of remyelinated axons in therapeutically treated animals who were dosed with CNM-Au8 by gavage compared to vehicle treated, cuprizone-fed controls (p<0.0001 using one-way ANOVA corrected for multiple comparisons). In independent demyelination model studies using lysolecithin, lesioned animals treated with CNM-Au8 exhibited a 43% mean increase in myelinated axons within lesions post-LPC injection compared to vehicle controls (p=0.15, unpaired t-test comparing CNM-Au8 treated rats to vehicle treated controls). Finally, in a cuprizone-mediated demyelination model study of both gross and fine motor behaviors, the group of animals receiving therapeutically delivered CNM-Au8 displayed detectable improvements in behaviors in both open field and fine motor kinetics assessments. Principal component analysis of gait metrics showed no statistical difference (p=0.47) between CNM-Au8 treated, cuprizone-fed animals compared to the sham treated group, whereas there was a detectable difference in vehicle-treated, cuprizone-fed animals and sham controls (p=0.032; two-way ANOVA) by the end of study at week 6. Figure 9 shows examples of the observed induction of myelination by CNM-Au8 from selected in vitro and in vivo experiments reported in Robinson et al (2020).

Figure 9. Remyelination Summary

Figure 9. A summary of myelinating activities of CNM-Au8. Top row: Left: illustration of the demyelination (red) of a neuron’s axon (yellow) that occurs in MS; Right: Illustration of restored myelination along the axon (blue) provided by the OL (blue cell). Middle row: isolated primary mouse OL precursors treated with vehicle control (left), 3 μg/mL CNM-Au8 (center), or positive control and myelin-inducing agent tri-iodothyronine (right). Cells are fixed and stained for Myelin Basic Protein (“MBP”), a marker of mature myelin in red, and the nuclear stain DAPI in blue, to reveal the presence of all OL precursor cells in the field of view. Many more cells expressing MBP are seen in the CNM-Au8 treated cells compared to vehicle-treated cells. Bottom row: transmission electron images of slices of corpus callosum of mice treated with, left to right: no cuprizone, cuprizone for five weeks, CNM-Au8 for five weeks, or cuprizone for five weeks and CNM-Au8 for the last three of the five weeks. Myelin can be seen as dark rings in each micrograph. Cuprizone treatment destroys myelin, while CNM-Au8 treatment alone does not change myelin. CNM-Au8 treatment of cuprizone-treated animals results in the recovery of myelin in the brains of these animals.

Clinical Development of CNM-Au8 as a Disease-Modifying Therapeutic for MS

Based on safety findings in our Phase 1 clinical trial of CNM-Au8 and our robust preclinical remyelination data, we launched two Phase 2 clinical trials in MS, VISIONARY-MS and REPAIR-MS. VISIONARY-MS is complete, while REPAIR-MS Cohort 1 for relapsing MS is complete, and REPAIR-MS Cohort 2 for progressive MS, which is funded by a grant from the National Multiple Sclerosis Society, is fully enrolled and ongoing. Additionally, we launched an EAP for MS participants with enrollment commencing in September 2024. As of February 7, 2025, 9 participants had been enrolled and remain active under the protocol with exposure up to 22 weeks.

We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency, and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the second half of 2025.

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

REPAIR-MS is being conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies, and was conducted in conjunction with our REPAIR-PD trial (discussed below), with a pre-specified integrated analyses of both REPAIR-MS Cohort 1 and REPAIR-PD trials performed. REPAIR-MS was approved for clinical conduct by the FDA and commenced in January 2020, and we subsequently enrolled 13 RMS participants in Cohort 1 with exposure to CNM-Au8 up to 18 weeks. We also concluded enrollment of Cohort 2, comprised of 15 participants with non-active progressive MS, in January 2025 with topline results expected during the second half of 2025.

Results for Cohort 1 were presented in August 2021 and subsequently published in the Journal of Nanobiotechnology (Ren, J., Dewey, R.B., Rynders, A. et al. “Evidence of brain target engagement in Parkinson’s disease and multiple sclerosis by the investigational nanomedicine, CNM-Au8, in the REPAIR phase 2 clinical trials.” J Nanobiotechnol 21, 478 (2023). https://doi.org/10.1186/s12951-023-02236-z). The pre-specified integrated analyses of REPAIR-MS and REPAIR-PD demonstrated a statistically significant increase in the primary endpoint, the mean change in the brain NAD+/NADH ratio, of 0.589 units (+10.4%) following 12 weeks of treatment with CNM-Au8 (p=0.037, paired t-test). Key secondary endpoints for the integrated analyses, mean change from baseline in the in the NAD+ and NADH fractions of the total NAD pool, were concordant with the primary endpoint, demonstrating the NAD+ fraction increased and the NADH fraction decreased (p=0.0264, paired t-test).

The independent results for REPAIR-MS also demonstrated consistent trends toward improvement in the primary and secondary endpoints, although neither REPAIR-PD nor REPAIR-MS independently reached a level of statistical significance: the mean change in the brain NAD+/NADH ratio was 0.830 units (+14.3%) following 12 weeks of treatment with CNM-Au8 (p=0.145, paired t-test), and the secondary endpoint of mean change from baseline in the NAD+ fraction of the total NAD pool increased and the NADH fraction decreased (p=0.1157, paired t-test). Analyses of pre-specified exploratory endpoints demonstrated that homeostatic equilibrium was achieved across essential energetic metabolites, including ATP, cellular phosphorous (“Pi(in)”), phosphocholine, and phosphorylation potential index (“ß-ATP/ADP*Pi(in)”). For these metabolites and indices, the percent change from baseline to the week 12 end-of-treatment was significantly inversely correlated with baseline levels, such that participants with relatively lower baseline levels demonstrated increases, and subjects with relatively higher baseline levels demonstrated a re-balancing effect with levels decreased to the baseline population mean. This relationship was observed both on an integrated basis across the two trials and independently in both REPAIR-PD and REPAIR-MS. No SAEs were reported, TEAEs were rated as mild and transient, and no participants experienced clinically significant laboratory abnormalities. The results of REPAIR-MS and REPAIR-PD robustly demonstrate target engagement in the brains of MS and PD patients and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites.

VISIONARY-MS

VISIONARY-MS was a Phase 2, randomized, double-blind, placebo-controlled trial of the efficacy and safety of two doses of CNM-Au8 as a remyelinating and neuroprotective treatment in patients with stable RMS with chronic visual impairment. The trial was launched in December 2018 but ended prematurely in July 2022 due to operational challenges related to the COVID-19 pandemic. Enrollment was limited to 73 out of 150 planned participants and some participants did not complete 48 weeks of treatment, but nearly all participants completed at least 24 weeks of treatment and double-blind, placebo-controlled data was generated for most patients in the trial through week 48, improving the trial’s ability to assess the long-term effects of CNM-Au8 on clinical endpoints. The TGA, Health Canada, and the FDA all approved conduct of the trial.

Participants were randomized to low-dose CNM-Au8 (15 mg/day), high-dose CNM-Au8 (30 mg/day), or matching placebo, and concomitant immunomodulatory MS DMTs were allowed for all participants. The primary endpoint was improvement in low contrast letter acuity (“LCLA”) from baseline to week 48 and secondary endpoints included the modified MS Functional Composite sub-scales (“(m)MSFC”), which included Symbol Digit Modalities Test (“SDMT,” cognition), 9-Hole Peg Test (“9HPT,” upper extremity function), and Timed 25-foot Walk (“T25FWT,” gait) in the population as a whole, and time to first repeated clinical improvement to week 48. Exploratory endpoints included OCT, multi-focal visual evoked potential (“mf-VEP”) amplitude & latency, full field-VEP amplitude & latency, MRI endpoints, visual function (high contrast) and Quality of Life/Expanded Disability Status Scale (“EDSS”).

Many people with MS have deficits in low contrast visual acuity, the ability to discern images on a similarly colored background at low contrast. The contrast threshold is the minimum amount of contrast necessary for an individual to discern an object from its background, and for people with MS the contrast threshold has been found to be higher than that of healthy individuals, even when visual acuity (measured at high contrast) is equal between the two groups. The LCLA tests low-contrast vision using an eye chart with gray letters presented on a low-contrast background at a specified distance that may be particularly affected by damage to specific inter-neural connections in an individual’s complex visual pathway.

We announced results from VISIONARY-MS in August 2022. Due to the trial’s limited enrollment, the threshold for significance was pre-specified at p=0.10 prior to database lock and submitted to the FDA as part of the statistical analysis plan. The primary analysis was conducted in a modified intent to treat (“mITT”) population that censored invalid data. The mITT population excluded data from a single site (n=9) with LCLA testing issues and the timed 25-foot walk data from one subject with a change in mobility assist device at a different site. The ITT results, which included the non-valid data, were directionally consistent with the mITT results, although the ITT results were not significant. The mITT population from baseline to week 48 demonstrated clinically-relevant, exposure-related mean standardized improvements in the primary endpoint, LCLA in the clinically affected eye (LS mean difference, 3.13; 95% CI: -0.08 to 6.33, p=0.056), as well in the secondary endpoints of (m)MSFC, including (m)MSFC mean standardized change (LS mean difference, 0.28; 95% CI: 0.05 to 0.51, p=0.0197) and the (m)MSFC average rank score (LS mean difference, 12.94; 95% CI: 3.46 to 22.42, p=0.0083), and time to first repeated clinical improvement to week 48 (45% versus 29%, log-rank p=0.3991).

The analyses of (m)MSFC sub-scales (LCLA, SDMT, 9HPT, and T25FW) was conducted by comparing changes in (m)MSFC scores over the trial treatment period to the baseline values of trial participants with mild disease, as defined by Baseline EDSS scores of 1.5 or less. The baseline scores for these participants were chosen as a comparator because they demonstrated less neurological impairment than those of the overall trial population, providing a more stringent comparator group to evaluate change over time in the total trial population. Changes in the four (m)MSFC sub-scales were compared to baseline scores of this comparator group with mild disease from baseline to week 48. These comparisons were performed every 12 weeks (at weeks 12, 24, 36, and 48). At each visit, the overall trial population (randomized 2:1 active CNM-Au8 to placebo) showed notable, exposure-related improvements in mean overall (m)MSFC scores and key (m)MSFC sub-scales compared to the comparator group (mixed-effects model; p<0.0001 versus baseline).

Consistent improvements favoring CNM-Au8 were observed across multiple paraclinical biomarker exploratory endpoints, including mf-VEP amplitude and latency, OCT, and MRI endpoints, including magnetization transfer ratio and diffusion tensor imaging metrics. Placebo treated patients, in contrast, generally worsened as expected across these measures during the 48-week period. Exploratory mf-VEP endpoints in the VEP least effected eye, defined as the eye with the shortest latency at baseline, provided evidence of improved information transmission in the visual system (from the eye to the visual cortex) supported by statistically significant increases in amplitude. Exploratory mf-VEP results included all participants with recorded VEP data (n=64) and demonstrated:

●	mf-VEP amplitude percent change in the least affected eye at baseline (week 48 LS mean difference, 9.7%, 95% CI: 3.1% to 16.3%, p=0.0047).

●	mf-VEP amplitude percent change in the most affected eye at baseline (week 48 LS mean difference, 6.1%, 95% CI: -0.6% to 12.7%, p=0.0730).

●	mf-VEP amplitude percent change across both eyes (week 48 LS mean difference, 7.9%, 95% CI: 1.4% to 14.4%, p=0.0184).

The increased mf-VEP amplitude signal suggests previously impaired neurons subsequently increase information transmission following CNM-Au8 treatment, supporting improved axonal integrity. The MRI endpoint results provided further evidence of brain neuronal structural integrity, axonal integrity and white matter integrity, which is associated with decreased cognitive functional decline in MS patients. The MRI endpoints included all participants with advanced MRI data collection (n=68) and demonstrated:

●	Fractional anisotropy change within the whole brain (cerebrum) (week 48 LS mean difference, 0.0029, 95% CI: 0.0048 to 0.0054, p=0.0199).

●	Fractional anisotropy change within total cerebral white matter (week 48 LS mean difference, 0.0026, 95% CI: -0.0003 to 0.0055, p=0.0805).

●	Fractional anisotropy change within total cerebral normal appearing white matter (week 48 LS mean difference, 0.0025, 95% CI: -0.00034 to 0.0054, p=0.0823).

We believe these results support CNM-Au8’s potential to drive meaningful neurological improvements in MS patients. Further, we believe these results are notable given the expected long-term decline in LCLA, SDMT, 9HPT, and T25FW among MS patients reported from data sets including from the MS Outcome Assessments Consortium (“MSOAC”) (Goldman et al. Neurology. 2019 Nov 19;93(21):e1921-e1931). MSOAC includes prospectively acquired RMS patient-level data from fourteen separate MS clinical trials, including over 12,776 participants, combined into a single database and followed for up to 24 months. When LCLA, SDMT, 9HPT, and T25FW were analyzed as a multidimensional measure rather than individually, progression on any one performance measure was more sensitive than the commonly used MS EDSS and demonstrated long-term declines in RMS patients. The increasing mean improvements observed across the entire trial population (CNM-Au8 and placebo) may suggest a positive clinical effect for CNM-Au8 when contrasted with the anticipated decline reported in publications from the MSOAC data. Figure 10 below summarizes the primary and secondary efficacy outcomes for the VISIONARY-MS trial.

Figure 10. Results of VISIONARY-MS

CNM-Au8 was well-tolerated with most adverse events characterized as transient and mild to moderate in severity. No SAEs related to the investigational product (CNM-Au8 or placebo) were reported. The most frequently reported adverse events included upper respiratory infection, headache, back pain, and sore throat.

VISIONARY-MS—Long-Term Extension

Following the 48-week double-blind period, VISIONARY-MS participants could continue for up to an additional 96 weeks in the LTE. Of the 73 double-blind participants, 69 were eligible for the LTE and 80% enrolled (n=55), with 87% of participants randomized to CNM-Au8 in the double-blind period choosing to enroll in the LTE (n=41; n=35 for the mITT) and 63% of participants randomized to placebo in the double-blind period choosing to enroll in the LTE (n=11). We announced results in January 2024 from the LTE for the mITT population, including:

●	LCLA change at week 144 across both eyes versus the original randomization baseline of participants assigned to CNM-Au8 (LS mean difference (SE): +8.70 letters (1.88), 95% CI: 5.0 to 12.4, p<0.0001).

●	LCLA at week 144 versus the end of the double-blind period (LS mean difference (SE): +4.0 letters (1.67), 95% CI: 0.72 to 7.30, p=0.017).

●	SDMT change at week 144 versus the original randomization baseline of participants assigned to CNM-Au8 (LS mean difference (SE): +8.03 (1.52), 95% CI: 5.01 to 11.0, p<0.0001).

●	SDMT at week 144 versus the end of the double-blind period (LS mean difference (SE): +3.11 (1.3), 95% CI: 0.55 to 5.68, p=0.018).

Low contrast vision demonstrated sustained improvement by up to 38 letters across both eyes in individual participants, which represents visual gains of multiple rows of letters on a grayed-out MS eye chart, and cognitive improvement, particularly working memory and information processing speed, was improved by up to 35 points in individual participants, where a three-point change in cognitive processing speed has been deemed notable in other MS studies. Additionally, improvements demonstrated during the 48-week double-blind period were maintained in the LTE for T25FWT and 9HPT. Placebo participants who transitioned to CNM-Au8 during the LTE showed significant improvements versus original baseline in LCLA and SDMT that were generally consistent with the increases observed in participants originally randomized to CNM-Au8.

Parkinson’s Disease

PD Market Opportunity

PD is a chronic, progressive neurodegenerative disorder affecting approximately 6.1 million people worldwide as of 2016. PD involves the progressive loss of dopaminergic neurons in the substantia nigra area of the midbrain. The degeneration of dopaminergic neurons leads to resting tremor, bradykinesia, limb rigidity, and gait and balance problems as well as cognitive loss and behavioral changes due to more generalized neuronal loss. Aging is the most significant risk factor for developing PD, with genetic and environmental factors also contributing to the development of the disease. Approximately 1 in 100 individuals over the age of 60 is affected by PD. We estimate the global market value will be worth approximately $8 billion by 2033.

PD Current Therapies and Limitations

Currently approved therapies for PD are limited to symptomatic treatment, such as dopamine agonists, COMT and MAO-B inhibitors, and deep brain stimulation. The inexorable, progressive loss of dopaminergic innervation leads to gradually worsening symptoms with “on” (dyskinesia) and “off” (rigidity) symptoms that become increasingly difficult to manage. In addition, long-term use of levodopa, a commonly-prescribed dopamine precursor used to treat PD symptoms, often results in dyskinesia that in itself becomes disabling. Despite an enormous effort during recent decades, no disease-modifying or neuroprotective therapeutic is available. A therapeutic that alters or slows clinical disease progression by preventing the destruction of dopaminergic neurons would improve the healthspan and lifespan of PD patients and address a very significant unmet need.

Potential Advantages of CNM-Au8 for PD

We believe CNM-Au8 has the potential to be a first-in-class disease modifying nanotherapeutic drug for PD. Neuronal energetic failure underlies PD, as evidenced by the observed impaired mitochondrial and lysosomal functioning, neuronal sensitivity to glutamate toxicity, accumulation of oxidative stress, autophagic failure in clearing misfolded proteins, and loss of synapse integrity associated with the disease. While current therapies for PD are designed to stimulate surviving dopaminergic neurons in order to elicit partial functional effects, none of them prevent the inexorable degeneration of dopaminergic neurons to change the course of disease progression. Our nonclinical studies demonstrate that CNM-Au8 is robustly neuroprotective of dopaminergic neurons across a variety of disease-relevant insults created using a variety of toxins and stressors. In addition, CNM-Au8 may have a tolerability profile superior to existing approved products and commonly used drugs for PD, such as levodopa and carbidopa, which result in risk of dyskinesia after long-term use.

Summary of Nonclinical Pharmacology and General Neuroprotection Studies for PD

Excitotoxic injury, oxidative stress, and the accumulation of misfolded alpha-synuclein are hallmarks of the failing energetic pathways associated with PD. In order to determine whether CNM-Au8 could act as a neuroprotective agent for PD, we conducted a series of in vitro and in vivo studies designed to test efficacy of CNM-Au8 in protecting various neuronal cell types from a variety of PD relevant disease-related stressors. First, primary rat dopaminergic cells were challenged in vitro with 1-methyl-4-phenyl-1,2,3,6-tatrahydropyridine, (“MPTP,” which is metabolized to its active form, MPP+) or alternatively with 6-hydroxydopamine (“6-OHDA”), which are both toxins specific to dopaminergic neurons. Treatment of primary neuronal-glial cocultures with CNM-Au8 increased the numbers of surviving dopaminergic neurons in response to either toxin in a dose-dependent manner, as well as affected overall improvement in neuronal health by a variety of metrics, including preservation of neurite network, reduction in oxidative stress, increased mitochondrial membrane potential, and reduction in alpha-synuclein aggregates. The activity of CNM-Au8 was then tested in the standard 6-OHDA-unilateral lesion model of PD. Lesioned rats, and a sham control group, were orally administered vehicle or CNM-Au8 for 4 weeks (2 weeks post-lesion) or 6 weeks (one day post lesion) following the establishment of a lesion in the striatum. Significant functional improvements due to CNM-Au8 treatment were demonstrated in both the behavioral apomorphine-induced rotation and cylinder paw placement tests. In addition, larger numbers of surviving dopaminergic neurons were detected in the striatum of CNM-Au8 treated lesioned animals compared to vehicle controls. These studies independently demonstrated that CNM-Au8 treatment has robust neuroprotective properties in preclinical models of PD.

Clinical Development of CNM-Au8 as a Disease-Modifying Therapeutic for PD

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

REPAIR-PD was conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies, and was conducted in conjunction with the REPAIR-MS trial (discussed above), with a pre-specified integrated analyses of both trials performed. REPAIR-PD was approved for clinical conduct by the FDA and commenced in December 2019, and we subsequently enrolled 13 participants in the first dosing cohort with exposure to CNM-Au8 up to 21 weeks. A planned second cohort was not enrolled due to institutional limitations.

Results were published in an integrated analysis with REPAIR-MS Cohort 1 in the Journal of Nanobiotechnology (Ren, J., Dewey, R.B., Rynders, A. et al. “Evidence of brain target engagement in Parkinson’s disease and multiple sclerosis by the investigational nanomedicine, CNM-Au8, in the REPAIR phase 2 clinical trials.” J Nanobiotechnol 21, 478 (2023)). For a discussion of these results, see “Multiple Sclerosis—REPAIR-MS” above. The independent results for REPAIR-PD demonstrated consistent trends toward improvement in the primary and secondary endpoints, although neither REPAIR-PD nor REPAIR-MS independently reached a level of statistical significance: the mean change in the brain NAD+/NADH ratio was 0.386 units (+6.8%) following 12 weeks of treatment with CNM-Au8 (p=0.1077, paired t-test), and the secondary endpoint of mean change from baseline in the NAD+ fraction of the total NAD pool increased (p=0.1336, paired t-test) and NADH fraction of the total NAD pool decreased (p=0.1336, paired t-test). The results of REPAIR-PD and REPAIR-MS robustly demonstrate target engagement in the brains of PD and MS patients and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites.

Additional CSN Therapeutics in the Pipeline

Utilizing our CSN therapeutic platform, we have developed two other drug candidates, based on the transition elements silver and zinc, that are at various IND-enabling stages of research: (i) CNM-ZnAg, an orally-delivered agent for antiviral and antibacterial applications, and (ii) CNM-AgZn17, a topically delivered agent for antiviral, antibacterial, and wound healing applications.

CNM-ZnAg, a Broad Spectrum Antiviral and Antibacterial Agent

CNM-ZnAg was developed for use as an orally-deliverable, broad-spectrum antiviral and antibacterial agent. It is formulated as an ionic solution of zinc (Zn+2) and silver (Ag+) with a limited presence (<1%) of silver Ag0 nanoparticles, all generated using our CSN platform in a manner that does not involve traditional inorganic synthesis methods to generate zinc and silver compounds. Our premise for integrating a zinc-silver ionic solution was based on the recognized historical activity of both Zn and Ag (as independent entities) for antimicrobial and antiviral disease treatment. Initial development studies both internally and at third-party laboratories revealed that when Zn2+ and Ag+ are administered together, they exhibit synergistic antiviral and antibacterial properties that are not observed when Zn2+ or Ag+, or Ag0 nanoparticles are administered singly.

In the human body, zinc is an essential structural component of the ~700 zinc finger transcription factors and is a catalytic component of approximately 2,000 enzymes, encompassing all known enzyme classes. Most significantly, zinc is essential for the proper function of the immune system and is specifically involved in multiple steps in the antiviral response. Zinc has demonstrated direct antiviral properties and stimulates both innate and acquired antiviral responses. Therefore, zinc-based treatments are hypothesized to support systemic immunity while also acting to specifically inhibit viral replication, viral protein processing, and/or viral-infection-related symptoms.

Silver has long been studied for its anti-infective activity – its microbial-treatment properties have been documented for centuries and it has been the most extensively studied metal for the purpose of fighting infections and preventing food spoilage. Prophylaxis of silver nitrate against gonococcal ophthalmia neonatorum with silver ions was considered the standard of care in many countries until the end of the twentieth century, prior to the advent of antibiotics. Independent research had demonstrated silver nanoparticles have been shown to be active against several types of viruses including human immunodeficiency virus, hepatitis B virus, herpes simplex virus, respiratory syncytial virus, and mpox virus. Silver nanoparticles and silver ions reduce viral infectivity when added concomitantly with the virus inocula, possibly by blocking interaction of the virus with the host cell.

A standard toxicology program based on ICH M3(R2) guidelines was completed for CNM-ZnAg. The toxicity of CNM-ZnAg was evaluated at high concentrations up to the maximum feasible dose administered via oral gavage up to four times daily for 28 days in rats and 7 days in canines. Across all studies, there were no deaths, no test-article-related clinical observations, and no effects on body weight, food consumption, hematology endpoints, clinical pathology findings, blood coagulation times, urinalysis, or urine chemistry. Standard in vivo genotoxicity studies in rodents, including a 2-day COMET assay and a 28-day evaluation of micronucleated reticulocytes, revealed no test-article effects on genotoxicity. A seven-day human tolerability study of CNM-ZnAg was previously conducted by an antecedent company to determine the safety and tolerability in 40 healthy human volunteers. No self-reported adverse events occurred and there were no safety findings associated with administration of CNM-ZnAg. Laboratory assessments indicated no significant changes from baseline in body weight, blood pressure, heart rate, liver enzymes (AST/ALT), blood glucose, or blood lipids (total cholesterol, LDL/HDL, triglycerides).

Clinical Development of CNM-ZnAg as a Therapeutic for COVID-19

Because of exigent worldwide need, we rapidly developed CNM-ZnAg as a candidate for treatment of COVID-19 using the dietary supplement formulation of CNM-ZnAg that we produce on a limited basis to support immune health. Preliminary uncontrolled observational case series yielded results suggesting oral administration of CNM-ZnAg to individuals with PCR-confirmed, COVID-19 infections may improve subject well-being and limit disease duration. Given this potential, together with no identified safety signals from our toxicology studies, we initiated a randomized, double-blind, placebo-controlled clinical trial to determine the efficacy and safety of CNM-ZnAg for symptomatic improvement of COVID-19. This clinical trial was conducted in Brazil and fully enrolled with 288 participants. Substantially all participants were previously vaccinated. The trial evaluated two different doses of CNM-ZnAg that were combined for analyses versus placebo. Results were announced in December 2022 and no clinical benefit was observed versus placebo in the primary endpoint (time to substantial alleviation of COVID-19 symptoms through 28 days) and we ceased further development of CNM-ZnAg for the treatment of COVID-19. CNM-ZnAg was safe and well-tolerated and no safety signals were identified.

CNM-AgZn17 for Wound-Healing and Burn Treatment

CNM-AgZn17 was developed as an ionic solution of silver and zinc in a polymer gel formulation for topical application to the skin. We have demonstrated in in vitro assays that CNM-AgZn17 has broad-based antiviral and antibacterial activity against common and antibiotic resistant pathogens such as Methicillin-resistant Staphylococcus aureus. We have also shown enhanced wound healing benefits in animal models of diabetic wound healing and decreased scar formation following burns. We are presently completing a standard toxicology program in animals to demonstrate safety in order to advance to first-in-human dosing studies. We have progressed to GLP dermal toxicity studies for topical applications. Subject to regulatory filings of these toxicology findings and other results, and subject to capital availability, we anticipate filing an IND with the FDA and subsequently plan to initiate a standard Phase 1 dermal first-in-human safety study with CNM-AgZn17 with single-ascending dose and multiple-ascending dose cohorts. The goal of this study will be to demonstrate safety sufficient to advance to Phase 2 clinical programs with CNM-AgZn17. Given the multiple preclinical benefits demonstrated to date with CNM-AgZn17, we envision a clinical program focused on healing burn and/or surgical wounds.

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

Internal Research and Development

Our internal research and development activities are executed by a group of experienced in-house research scientists, materials scientists, engineers, molecular biologists, medical doctors, clinical trial operational specialists, and a management team with deep expertise in the biopharmaceutical industry. Our internal research and development team has a full range of capabilities ranging from drug discovery to preclinical development to the design and implementation of clinical trials. We believe our in-house research and development team is experienced, qualified, and will enable us to achieve our long-term goal of developing and commercializing innovative CSN therapeutics for patients worldwide. Our in-house research and development team operates functionally through four sub-teams: (1) research engineering, (2) biological science discovery, (3) nonclinical development, and (4) clinical development, who work collaboratively to ensure the success of our research and development efforts.

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

Biological Science Discovery.  Our biological science discovery team is responsible for the initial characterization of CSN therapeutic candidates, conducting biological assays, assessing the activity and toxicity of drug candidates through in vitro and in vivo assays, and assessing CSN therapeutic candidates once the initial development has been completed by our research engineering team. Our biological science discovery team collaborates with our research engineering team to refine our CSN therapeutic candidate selection characteristics to optimize their biological effects. Our biological science discovery team is led by an experienced research scientist who is a medical doctor and has a PhD in molecular science.

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

Financial Grants

We have been awarded grants from various organizations, including the National Multiple Sclerosis Society, FightMND, a not-for-profit registered charity in Australia, the Michael J. Fox Foundation, and the National Institute of Neurological Disorders and Stroke, a division of the National Institutes of Health. The grants include the following terms:

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

●

National Institute of Neurological Disorders and Stroke / National Institutes of Health.  A grant of $45.1 million was awarded to us, in collaboration with Columbia University and Synapticure, in October 2023 to support the ACT-EAP for CNM-Au8 treatment of ALS. The grant was awarded under the Accelerating Access to Critical Therapies for ALS Act. Subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent to support the ACT-EAP. The first subaward was granted in April 2024 for $7.3 million for the period from September 25, 2023 to August 31, 2024. In January 2025, we entered into a grant subaward amendment with Columbia that provides for reimbursement of our expenses for the second year of the ACT-EAP in an amount up to $8.0 million during the period from September 1, 2024 to August 31, 2025.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Manufacturing

We manufacture CSN therapeutics at our 32,600 square foot production facility in North East, Maryland (the “North East Facility”), based on novel manufacturing processes and devices that were entirely invented by us. The North East Facility is compliant with rigorous international Good Manufacturing Processes (“GMP”), and we operate an ISO8-level clean room that contains the specialized electro-crystal-chemistry devices, or continuous flow trough apparatuses, that we invented and patented to produce our CSN therapeutics from highly pure raw materials. We produce a gold nanocrystal suspension, the active pharmaceutical ingredient (“API”) for CNM-Au8, on an ongoing basis. We believe our current production capabilities are sufficient to meet our needs for both research and development and to supply our ongoing and planned clinical trials and EAPs, and we believe our processes can be scaled to achieve early commercially viable quantities.

Additionally, we currently lease a 74,210 square foot production facility in Elkton, Maryland (the “Elkton Facility”), a few miles from our North East Facility. Contingent upon successful future commercialization and funding, we plan to redevelop the Elkton Facility to support our unique manufacturing needs and to enable us to materially increase our manufacturing capacity post-commercialization, if achieved. We have significant experience in scaling our production processes and capabilities as demand has fluctuated to supply the needs of our clinical programs, and we believe our technical expertise and capabilities will be sufficient to expand capacity to support contemplated growth and potential commercialization. We believe our current production environment has established us as the leading world-class manufacturer of CSN therapeutics, and following any future expansion, our facilities, equipment, and processes will continue to comply with international practices and support our long-term strategic plans, taking into consideration quality, costs, manageability, expandability, and controls.

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

License Arrangements

In August 2018, we entered into a license agreement (the “License Agreement”) and exclusive supply agreement (the “Supply Agreement”) in conjunction with 4Life’s investment in the Series C preferred stock and warrants of our predecessor. In April 2024, we entered into an amendment to the License Agreement and Supply Agreement (the “Amended 4Life Agreements”). The Amended 4Life Agreements contain the following terms:

●

License Agreement.  We granted 4Life, or its affiliates and mutually-agreed upon manufacturing vendors (the “Buyer Purchasing Parties”) an exclusive right to purchase certain of our dietary supplement and non-pharmaceutical products (the “Licensed Products”), and we shall exclusively sell the Licensed Products to the Buyer Purchasing Parties. The purchase price of Licensed Products shall be equal to our cost plus 20%. 4Life must sell certain amounts of Licensed Products for the calendar years beginning in 2024 and extending through 2033 (the “Minimum Sales Commitment”), with Minimum Sales Commitments for years subsequent to 2033, if applicable, to be negotiated between the Company and 4Life. The Company may permanently convert 4Life’s exclusive rights to purchase Licensed Products to non-exclusive rights if: (i) 4Life fails to achieve the Minimum Sales Commitment for any two consecutive years, and (ii) 4Life fails to pay additional royalty fees to maintain exclusivity (as set forth under “License Agreement” below) (the “Exclusivity Provision”).

●

Supply Agreement.  License Agreement. We granted 4Life an exclusive, royalty bearing license to use, sell, and commercialize the Licensed Products. On a quarterly basis, 4Life shall pay us a royalty rate of 3% of incremental sales of Licensed Products, which is equal to the lesser of (a) the increase in net sales for the quarter over a base period quarter as determined in the License Agreement, or (b) net sales. If 4Life fails to meet the Exclusivity Provision, 4Life may continue to maintain exclusivity by paying us the difference between (a) the royalty fee that would otherwise have been earned by us if 4Life had met the Minimum Sales Commitment and (b) actual royalties paid to us. However, notwithstanding any other provisions of the License Agreement, on or after January 1, 2027, we shall be permitted to sell Licensed Products through third party retail outlets or via our own websites. The term of the License Agreement will continue until December 31, 2033, unless earlier terminated pursuant to the License Agreement or Supply Agreement. The Amended 4Life Agreements will be renewable for additional five-year terms upon mutual agreement of the parties.

We currently provide, on a non-exclusive basis, an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold under the trade name Zinc Factor™, and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, that is sold by 4Life, on an exclusive basis, under the tradename Gold Factor™ and is subject to royalties.

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

Competition

While the treatment for central nervous system diseases is quite competitive and subject to frequent changes, there are currently no existing FDA-approved therapies that have mechanisms supporting remyelination and neuroprotection in patients. CNM-Au8’s core effects of remyelination and neuroprotection provide us a globally unique first-mover-advantage for the treatment of central nervous system diseases. Together with our expanded intellectual property portfolio, we believe it would be challenging for any potential competitors entering into the market of remyelination and neuroprotection focused therapeutics to replicate our efforts without violating our intellectual property protections.

Intellectual Property

We are the sole inventors of our manufacturing processes, devices, and drugs. These inventions are protected through extensive global patents, institutional expertise and experience, and specialized technical knowledge, which enables us to maintain our leading position in the development of CSN® therapeutics for high-medical need diseases. As of December 31, 2024, we have over 150 issued patents worldwide and approximately 20 patents pending worldwide. We have world-wide rights to protect and thus commercialize our CSN therapeutics and believe that our issued, and pending patents, provide sufficient protection to secure the future commercial potential of our CSN therapeutics. To date, we have not been involved in any proceedings in respect of, and we have not received notice of any claims of infringement of, any intellectual property rights that may be threatened or pending, in which we may be a claimant or a respondent.

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

	Issued: U.S. (4), AU (3), CA (2), CN, ID, IL, IN, JP (2), KR, MX, PH; BE, DK, ES, FI, FR, DE, HU, IE, IT, NL, NO, PL, PT, SE, SI, CH, TR, GB Pending: U.S., EP	July 11, 2007	December 31, 2013 August 29, 2017 October 9, 2018 May 11, 2021 Expiration dates for these patents will occur in 2028 in the applicable foreign jurisdictions and in 2030 in the U.S.*
Continuous methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/ liquid solution(s) therefrom	Issued: U.S. (3)	January 14, 2009	September 24, 2013 July 12, 2016 October 15, 2019 Expiration dates for these patents will occur in 2030 in the U.S.

Continuous, semi-continuous and batch methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/liquid solution(s) and colloids resulting therefrom (these patents relate to CNM-Au8 and ZnAg)

	Issued: U.S. (3), AU, CA, CN, IL, IN, IS, JP, KR; CH, DE, DK, FI, FR, IE, NL, NO, SE, GB Pending: EP	January 15, 2009	June 30, 2015 July 31, 2018 May 18, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*
Novel gold-based nanocrystals for medical treatments and electrochemical manufacturing processes therefor (these patents relate to CNM-Au8)	Issued: U.S. (3), AE, AU (6), BR, CA, CN, ID, IN, IL, JP (4), KR (3), MX (2), PH, RU, SG (3); CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, SE Pending: MX, PH, U.S. (2)	July 8, 2009	March 28, 2017 October 22, 2019 April 20, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*

Description	Jurisdiction	Application Date (U.S.)	Grant Date (U.S.)
Novel gold-platinum based bi-metallic nanocrystal suspensions, electrochemical manufacturing processes therefor and uses for the same (these patents do not relate to any specifically named product candidates herein)	Issued: U.S., AE, AU, CA, CN, ID, IL, IN, JP, KR (2), MX, NZ, PH, RU, SG; CH, DE, DK, ES, FI, FR, GB, IE, IT, NL, NO, SE. Pending: BR	March 30, 2011	July 12, 2016 Expiration dates for these patents will occur in 2030 in the U.S. and in 2032 in the applicable foreign jurisdictions*
Methods and treatment for certain demyelination and dysmyelination-based disorders and/or promoting remyelination (these patents relate to CNM-Au8)	Issued: AU, BR, CA, ID, IL, JP, KR, MX, NZ (2), PH, RU, SG (2); BE, DK, FI, FR, DE, HU, IE, IT, NL, NO, PT, SE, ES, SI, CH, TR, GB Pending: IN	NA	NA Expiration dates for these patents will occur in 2033 in the U.S. and the applicable foreign jurisdictions*

*	Expiration dates do not include possible patent extensions for certain countries.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP and regulations governing the protection of human research subjects, including the requirement that all research subjects provide voluntary informed consent for their participation in any clinical trial. Clinical trials are conducted under clinical trial protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. For new indications, a separate new IND may be required. An IRB must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins and must monitor the trial until completed. Often each institution or clinical site has its own IRB. The IRB is responsible for ensuring that human subjects’ rights and privacy are maintained. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by a Data and Safety Monitoring Board (“DSMB”), an independent group of qualified experts organized by the clinical trial sponsor, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the trial. The DSMB may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Ongoing clinical trials and clinical trial results are required to be reported to public registries. For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases (which may overlap or be combined):

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

Drug companies such as us are subject to legal requirements restricting, or imposing penalties for, the employment or use of individuals who have been debarred or excluded under various laws, including the provisions of 21 U.S.C. Section 335a, 335b, or 335c, 42 U.S.C. Section 1320a-7, in connection with, among other things, making materially false or fraudulent statements to FDA or other governmental entity in connection with federal health care programs (as defined at 42 U.S.C. Section 1320a-7b(f)); the offering or making of any prohibited payment, gratuity or other thing of value to personnel of the FDA, any other governmental entity, or any person in a position to generate referrals of federal health care program business; or other acts, statements, or omissions subject to FDA’s policy titled “Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities” set forth in 56 Fed. Reg. 46191 (September 10, 1991) or as prohibited under the Social Security Act. Employment of such individuals, or the occurrence of such violations in the development and regulatory application process may prevent or delay any approval of an NDA.

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

A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. A priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review). The FDA encourages sponsors to request priority review with the original NDA.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA encourages sponsors to submit for fast track designation no later than the pre-NDA meeting. Fast track designation provides opportunities for more-frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA. The review clock does not begin until the final section of the NDA is submitted.

In addition, under the provisions of the FDA Safety and Innovation Act enacted in July 2012, a sponsor can request designation of a drug candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. The FDA encourages sponsors to submit for breakthrough therapy designation no later than the end-of-phase-2 meetings.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse events, periodic reporting, product sampling, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to FDA review and approval. Under continuing user fee requirements, the FDA assesses an annual program fee for each product identified in an approved NDA. Manufacturers and their subcontractors may be required to obtain state licenses or permits and are required to register their establishments and list the drugs they manufacture with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with licensure requirements and GMPs, which impose certain procedural and documentation requirements upon us. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMPs and impose reporting requirements upon us and any third-party manufacturers or packagers that it may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with GMP, state licensure obligations, and other aspects of regulatory compliance.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), which is part of the U.S. Department of Health and Human Services (“HHS”), as well as other divisions of HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments and regulatory agencies. For example, our clinical research, sales, marketing and scientific/educational grant programs have to comply with the anti-fraud and abuse provisions of the Social Security Act (such as the Anti-Kickback Statute), the False Claims Act, federal health care anti-fraud provisions, the privacy and security provisions of regulations implementing the Health Insurance Portability and Accountability Act (“HIPAA”), the Drug Supply Chain Security Act (“DSCSA”), and similar state laws, each as amended, as applicable. Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patients, and customers may be subject to healthcare laws, regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws govern, without limitation, state and federal kickback prohibitions, fraud and abuse, patient brokering, false claims, privacy and security, price reporting, drug manufacturing and distribution, physician sunshine laws, and participation in federal health care programs (as defined at 42 U.S.C. Section 1320a-7b(f)). Some of our pre-commercial activities are subject to some of these laws.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply, without limitation, to arrangements between therapeutic product manufacturers and prescribers, purchasers, and formulary managers. A number of statutory exceptions and regulatory safe harbors exist to protect certain activities from prosecution. Exceptions and safe harbors are drawn narrowly and practices involving remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to strictly meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the activity per se illegal under the Anti-Kickback Statute. Instead, the legality of the activity will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), providing that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the Anti-Kickback Statute can result in significant civil and criminal fines and penalties, imprisonment, and exclusion from federal healthcare programs. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below). In addition, many states have similar state-level anti-kickback statutes, some of which are broader than the federal Anti-Kickback Statute and apply regardless of payor.

The federal false claims and civil monetary penalty laws, including the False Claims Act that imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, including federal healthcare programs, such as Medicare and Medicaid; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus significant mandatory civil penalties, and exclusion from participation in federal healthcare programs.

Other federal criminal anti-fraud statutes prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the intent standard for certain federal healthcare fraud statutes does not require actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of certain individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, which are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service on behalf of, to or for a covered entity as well as their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. Beginning in 2022, applicable manufacturers were required to start reporting such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

Many states have similar statutes or regulations to the above federal law that may be broader in scope and may apply regardless of payor. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing or marketing expenditures. These laws may differ from each other in significant ways, further complicating compliance efforts. Additionally, to the extent that we have business operations in foreign countries or sell any of our products in foreign countries and jurisdictions, including Canada or the E.U., we may be subject to additional regulation.

We may someday develop products that, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal healthcare program that provides healthcare benefits to the aged and categorically-eligible, and covers outpatient services and supplies, including certain biopharmaceutical products that are medically necessary to treat a beneficiary’s health condition.

Someday, we may also participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program, which impose additional regulatory obligations. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, a manufacturer must extend discounts to entities that participate in the program.

In addition, pharmaceutical manufacturers with drugs that are reimbursable by federal health care programs must calculate and report certain price reporting metrics to the government, such as average sales price under Medicare Part B and best price under Medicaid. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

In order to distribute products commercially, we must comply with state laws that require the licensure of manufacturers and wholesale distributors of drug products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. The federal government as well as some states also impose requirements on manufacturers and distributors to maintain records regarding the history of products in the chain of distribution. Federal law requires manufacturers to provide product tracing information to subsequent supply chain partners. The DSCSA governs the system of tracing certain prescription drugs as they are distributed in the U.S. A goal of the DSCSA is to protect consumers from drugs that may be counterfeit, contaminated, stolen, or adulterated. The law requires manufacturers to, prior to or at the time of each transfer of ownership of a drug, provide the subsequent owner with transaction history, transaction information, and a transaction statement. In the event of a recall or an inquiry regarding a potentially illegitimate product, manufacturers must be able to provide information regarding the transaction history and transaction information of their products. Violations of the DSCSA may result in fines or imprisonment. In addition, many states regulate manufacturers and distributors and enforce recordkeeping and licensure requirements.

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

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. Violation of the federal and state healthcare laws described above or any other current or future governmental regulations that apply or may apply to us, include without limitation, the following penalties: civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into government contracts, licensure revocation, suspension, or other discipline, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Third-party payors are increasingly challenging the price, negotiating discounts and rebates, examining the medical necessity, imposing hurdles to coverage such as prior authorizations, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our drug candidates may not be considered medically necessary or cost-effective by payors. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any drug candidate that we successfully develop.

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

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, in an executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to as well as potential administrative actions HHS can take to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On August 7, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which delayed the implementation of the changes to the Medicare Part D drug rebate program and stayed the elimination of safe harbor protection for rebates under the federal Anti-Kickback Statute until January 2032.

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

Smaller Reporting Company Status

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2024. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. As a smaller reporting company, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies for as long as we continue to be a smaller reporting company, including (i) the choice of presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, (ii) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Employees and Human Capital Resources

As of December 31, 2024, we had a total of 76 employees, 75 of which were full-time and 1 was part-time, primarily located in Utah and Maryland. The table below sets forth our employees by role:

Department	Count of Employees	Percent of Total
Manufacturing	16	22%
Clinical	7	9%
Quality Control & Bioanalytics	10	13%
Microbiology Lab	8	11%
Research and Development	11	14%
Senior Management	6	8%
Quality Assurance	6	8%
Finance	4	5%
Human Resources & Operations	5	7%
Information Technology	1	1%
Regulatory	1	1%
Medical Affairs	1	1%
Total	76	100%

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

Further, we expect to incur significant costs in the future, in particular for research and development and the commercialization of our drug candidates. Research and development expenses totaled $20.1 million and $26.7 million for the years ended December 31, 2024 and 2023, respectively. As drug candidates presently undergoing preclinical research enter into the clinical trial stage, costs associated with such drug candidates may increase significantly. In the future, as we move more drug candidates into the clinical trial stage, conduct more clinical trials for commercialized products, if any, to broaden their use, and carry out commercial production of our drug candidates, the costs associated with such operations may increase significantly.

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

Investment in biopharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate might fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. We have incurred substantial losses since our inception. We incurred a loss from operations of $33.1 million and $40.5 million for the years ended December 31, 2024 and 2023, respectively, and a net loss of $39.4 million and $49.5 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $282.1 million and $242.7 million as of December 31, 2024 and 2023, respectively. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and administrative expenses associated with our operations, and we expect that our research and development expenses will continue to increase in the future.

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

Our cash, cash equivalents, and marketable securities totaled $12.2 million and $35.0 million as of December 31, 2024 and 2023, respectively, and net cash used in operating activities was $21.3 million and $30.2 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur losses and use cash in operating activities for the foreseeable future. For details, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the year ended December 31, 2024, we generated $2.7 million of gross proceeds from our equity distribution agreement (the “ATM Agreement”), raised $3.5 million from a registered direct offering of equity securities and an additional $3.8 million from separate, concurrent private placements of equity securities, and raised $10.0 million from the issuance of the 2024 SSCP Notes of which $7.9 million was used to repay the remaining balance of our obligations under a term loan with Avenue Venture Opportunities Fund, L.P. Additionally, subsequent to December 31, 2024, we generated $2.5 million of gross proceeds from our ATM Agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, and prospects.

As a result of changes in the macro environment, including those resulting from geo-political actions, such as the U.S. and foreign government responses to ongoing global conflicts, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our financing strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition, results of operations, and prospects, and could require us to delay or abandon clinical development plans. In addition, one or more of our current CROs, clinical investigators, third-party vendors and clinical sites, and other suppliers may not survive an economic downturn, which could directly affect our ability to achieve our operating goals within our desired timeline and budget. Additionally, political conditions, including new and changing laws or tariffs, regulations, government funding, executive orders and enforcement priorities, may create uncertainty about how such laws and regulations will be interpreted and applied, which may adversely impact our business. For example, changes in the regulatory environment affecting life sciences and pharmaceutical companies, and reduced budget allocations to government agencies that fund research and development activities, such as the NIH, or targeted cancellations by the U.S. federal government of certain grants or contracts, could adversely affect our business or results of operations.

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

We are highly dependent on Mark Mortenson, our co-founder and Chief Science Officer, Rob Etherington, our Chief Executive Officer (“CEO”) and President, and the other principal members of our management and scientific teams. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our executive officers, other key employees, and other scientific advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2024, we had U.S. federal net operating loss (“NOL”) carryforwards of $170.1 million, of which $136.7 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our annual taxable income in any given year based on current federal tax laws. The remaining balance of $33.4 million will begin to expire after 2034. As of December 31, 2024, we had state NOL carryforwards of $116.1 million, of which $103.2 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. As of December 31, 2024, we had research and development tax credit carryforwards of $6.4 million, which may be available to reduce future tax liabilities and expire at various dates beginning after 2032.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2024 and 2023, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

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

Although we have begun to implement measures to address the material weaknesses, the implementation of these measures may not fully address the material weaknesses and deficiencies in our internal control over financial reporting, and we cannot conclude that these matters have been fully remediated. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional or different measures to address control deficiencies or modifications to the remediation plan are necessary. Further, in the future we may determine that we have additional material weaknesses. Our failure to remediate the material weaknesses or failure to identify and address any other material weaknesses or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our Common Stock.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-COVID-19 pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to future health epidemics or pandemics and may experience delays in their regulatory activities. Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the new administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce research funding by the NIH of medical research could have substantial direct or indirect impacts on our research activities.

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

●

Other federal criminal anti-fraud statutes prohibit, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●

HIPAA, as amended by HITECH, and their implementing regulations, also imposes obligations, including mandatory contractual terms, certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information; and

●

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers were required to start reporting such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives. The information reported is publicly available on a searchable website, with disclosure required annually.

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

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, in an executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are also unable to predict how changing global economic or political conditions or potential global health concerns, such as future health epidemics or pandemics, may impact our CROs, clinical investigators, third-party vendors, and other collaborators. Any negative impact could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As a public company, and particularly after we are no longer a smaller reporting company, we have faced and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of those requirements have required us to carry out activities we have not done previously. Our management and other personnel also have devoted and will continue to devote a substantial amount of time to these compliance initiatives. In addition, additional expenses associated with SEC reporting requirements have been incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations has increased legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We qualify as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our Common Stock less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2024. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. As a smaller reporting company, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies for as long as we continue to be a smaller reporting company, including: (i) the choice of presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, (ii) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

●

the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, retirement death, disqualification or removal of a director, which prevents stockholders from being able to fill vacancies on our Board for a period of time; and

●

the requirement that a special meeting of stockholders may be called only by our Board, the chairman of our Board or our CEO, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

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

There can be no assurance that we will be able to maintain compliance with any of the Nasdaq continued listing requirements. If Nasdaq delists our shares of Common Stock or warrants from trading on its exchange for failure to meet Nasdaq’s listing requirements, we and our stockholders could face significant material adverse consequences including:

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

●

general economic, political, industry, and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks, epidemics and pandemics, and acts of terrorism or war.

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

To mitigate risk, we utilize (i) firewalls to protect our network and Computing Equipment, (ii) anti-malware software to protect our Computer Equipment, (iii) device monitoring, (iv) physical security, (v) security and application lifecycle security, (vi) security updates and backups, and (vii) vulnerability and risk assessments.

Firewalls.  Our network and Computer Equipment is protected by one or more authorized firewalls, with any changes requiring approval from authorized personnel including the review and approval of an information technology (“IT”) change control document. Administration of firewalls is restricted to a minimum number of authorized personnel as necessary. We also employ intrusion detection at critical points of our network. All external access to our network, or to any computing resource on our network connected to a non-Clene network (including, but not limited to the internet) must pass through a hardware firewall, appliance, or equivalent device, where all traffic between our network and external networks can be continuously controlled, monitored, and examined for any access violations.

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

Change and Configuration Management

Our change and configuration management policy and procedures enable the effective management of changes to Information Systems (“Changes”) to ensure the confidentiality and integrity of Information Assets and the continued availability of both the Information Systems and IT services. The policies and procedures apply to all changes to Information Systems managed by the Company or its IT external business partners.

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

Once a risk is identified, we analyze the risk and assign a risk classification based upon a combination of factors, including data volume, legal and regulatory requirements, privacy considerations, and intellectual property considerations. Risks are classified as (i) Low Risk, where unauthorized disclosure could be expected to have a limited adverse effect on operations, assets, or individuals; (2) Medium Risk, where unauthorized disclosure could be expected to have a serious adverse effect on operations, assets, or individuals; or (3) High Risk, where unauthorized disclosure could be expected to have a severe or catastrophic adverse effect on operations, assets, or individuals. Before granting access to Information Assets, we assess the relationship of the user and associated risks of the Information Assets to determine if access is appropriate, and we periodically review access rights to ensure compliance and prevent unauthorized access.

Governance

Assessing, identifying, and managing cybersecurity related risks are integrated into our overall risk management program. Our CEO, General Counsel, and Vice President of Quality and Technical Operations (“VP of Quality”) directly oversee the development, implementation, operation, and revision of our cybersecurity policies and procedures, and are primarily responsible for the oversight of risks from cybersecurity threats and any security incidents that may occur. These officers have more than 24 years of combined experience in managing IT, operations, and information risk and security. Our VP of Quality has experience developing comprehensive information security programs for organizations, and brings extensive experience in the private sector and is a specialist in IT governance strategies, risk management protocols, and compliance frameworks. All security incidents are managed by our VP of Quality and reported to management, including our CEO, General Counsel, and other personnel based upon the specifics of the incident and its impact. Additionally, if a known or suspected security incident occurs at the Company, based upon its risk classification and if we assess the impact to be critical, the incident is escalated in a timely manner to the Audit Committee of the Board of Directors for oversight of the monitoring, reporting, and response process. The Audit Committee also oversees the implementation of our policies and procedures to prevent or reduce cybersecurity risks on an ongoing basis during the performance of its general committee duties.

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

Item 2. Properties

To date, we do not have any owned properties. We have leased a number of properties from independent third parties in the U.S. Our leased Salt Lake City headquarters is utilized for finance, clinical development, clinical operations, translational medicine, and business operations. Our leased North East, Maryland facility is utilized for manufacturing and research and development activities. Our leased Elkton, Maryland facility will be utilized to increase our manufacturing capability. We believe our facilities are suitable and adequate for present purposes and that our productive capacity is substantially being utilized.

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

Holders

As of March 19, 2025, there were 8,586,460 issued and outstanding shares of our Common Stock held by 68 stockholders of record. The number of stockholders of record was determined from the records of our transfer agent and does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our development and clinical efforts are dedicated to revolutionizing the treatment of neurodegenerative diseases to restore and protect neuronal health and function. Our nanotherapeutics target cellular energy impairments that are common to many diseases and we are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, and related party. We anticipate these revenues to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials.

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

The Reverse Stock Split did not reduce the total number of authorized shares of Common Stock or preferred stock, par value $0.0001 per share (“Preferred Stock”), or change the par values of the Company’s Common Stock or Preferred Stock. All outstanding stock options, warrants, rights to restricted stock awards, convertible debt, and contingent earn-out shares entitling their holders to purchase or receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, in accordance with the terms of each such security. In addition, the number of shares reserved for issuance pursuant to our Amended 2020 Stock Plan was also appropriately adjusted. All historical share and per share data for the periods presented in our consolidated financial statements, including for periods ending prior to July 11, 2024, has been adjusted to reflect the 1-for-20 Reverse Stock Split on a retroactive basis as if the Reverse Stock Split occurred as of the earliest period presented.

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In December 2024, we announced that we recently received written guidance from the Division of Neurology 1 (“DN1”) of the U.S. Food and Drug Administration (“FDA”) regarding a potential accelerated approval pathway for CNM-Au8 in ALS. As announced previously in September 2024, we were initially advised that the data presented in our briefing package for CNM-Au8 was not adequate to support an NDA submission under the accelerated approval pathway. However, following our November 2024 meeting with DN1 and presentation of additional data and analyses, the FDA provided guidance on a potential path to meet the regulatory standard for substantial evidence of effectiveness supporting accelerated approval. The FDA recommended that we investigate whether additional data from our ongoing compassionate use Expanded Access Programs (“EAPs”) could be leveraged to substantiate the effect of CNM-Au8 on neurofilament light (“NfL”) decline. We intend to follow the FDA’s recommendation to provide data from the ongoing EAPs and believe we can address the FDA’s requests. The additional NfL biomarker collection and analyses to support NDA submission is planned to be completed during the third quarter of 2025, as summarized below:

●

NfL biomarker analyses—Provide supportive evidence of NfL declines in participants from our ongoing FDA-authorized compassionate-use EAPs. We will meet with the FDA in the first half of 2025 to review and finalize our statistical analysis plan for the EAP NfL biomarker analyses.

●	Survival pharmacometric modeling—Provide analyses of NfL and related disease-specific biomarkers linked to clinical survival benefit and clinical changes from the Phase 2 trial data.

●	Additional ALS-specific biomarkers—Provide analyses of additional ALS-disease specific biomarkers to support the pharmacodynamic activity of CNM-Au8 for treatment of ALS.

The FDA noted that whether NfL can serve as a reasonably likely surrogate endpoint for the effects of CNM-Au8 in ALS and whether the magnitude of change observed on NfL in patients treated with CNM-Au8 is reasonably likely to predict clinical benefit for ALS would be a matter of review.

In preparation for an NDA submission in the second half of 2025 with the accelerated approval request, we plan to commence a confirmatory Phase 3 trial, RESTORE-ALS, with participant enrollment beginning prior to the submission of the NDA. The trial is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint). We have submitted the RESTORE-ALS trial protocol to the FDA and the FDA review process is ongoing.

In March 2025, we announced evidence from a cross-regimen, post hoc analysis comparing survival in participants who received CNM-Au8 30 mg (Regimen C) to those of Regimen A in the HEALEY ALS Platform Trial. Regimen A provided a large concurrent control group versus CNM-Au8 treatment using the same randomization criteria established within the HEALEY master protocol. Long-term survival status, determined through public records and site reporting, was evaluated over a follow-up period of up to 48 months. 78% of participants across both groups received standard ALS background therapy (riluzole, edaravone, or both) at baseline. Overall survival improvement (all-cause mortality) was observed across the full analysis set as follows:

●	Median Survival—CNM-Au8 30 mg group (Regimen C, n=59) achieved 951 days versus 753 days in the Regimen A comparator group (n=162), a gain of 198 days (6.5 months);

●

Restricted Mean Survival Time (“RMST”) Benefit—covariate-adjusted RMST improvement of 124 days (4.1 months) was observed (95% CI: 3 to 245 days, p=0.045). RMST is a metric that estimates the average time a group survives relative to a comparator. The estimate incorporated the prespecified covariates for survival analyses from the HEALEY ALS Platform Trial (i.e., months from symptom onset, pre-treatment ALSFRS-R slope, age, background riluzole treatment, background edaravone treatment); and

●

Sensitivity analyses, which included additional covariate models such as baseline serum NfL levels, use of ALS background therapy, and the TRICALS risk score, confirmed the robustness and statistical significance of the findings.

An enhanced benefit in moderate to severe ALS was observed including:

●

In participants with baseline serum NfL > 33 pg/mL and TRICALS risk score range between –6.5 and –2.5 (i.e., filtering slow progressors where there was an imbalance between groups), median survival improved from 589 days (Regimen A, n=120) to 951 days (CNM-Au8 30 mg, n=51), representing an 11.9 month gain; and

●

Mortality risk in this group decreased by 44% (Cox HR: 0.556, 95% CI: 0.367–0.842, p=0.006) with an RMST improvement of 197 days (6.5 month gain; 95% CI: 65 to 329 days, p=0.004), when using the prespecified covariates for survival analyses from the HEALEY ALS Platform Trial.

The strongest survival benefit was observed in a participant subset who met the planned Phase 3 RESTORE-ALS trial enrollment criteria:

●

Among participants who met the core RESTORE-ALS trial criteria (e.g., baseline serum NfL > 33 pg/mL, TRICALS risk score range between –6.5 and –2.5, baseline slow vital capacity > 60%, and symptom onset < 36 months), median survival improved from 628 days (Regimen A, n=94) to 1079 days (CNM-Au8 30 mg, n=40), an increase of 451 days (14.8 months); and

●

This subset experienced a 49% reduction in mortality risk (Cox HR: 0.514, 95% CI: 0.319–0.830, p=0.006) and an RMST improvement of 215 days (7.1 months; 95% CI: 70 to 360 days, p=0.004), when using the planned covariates for the RESTORE-ALS trial.

Multiple Sclerosis

We have initiated a second dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in non-active progressive MS patients. Enrollment concluded in January 2025 with topline results expected during the second half of 2025. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the second half of 2025.

The chart below reflects the growing body of evidence for CSN therapeutics from our completed and ongoing clinical programs.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In April 2023, the FDA granted accelerated approval to tofersen, branded as Qalsody, a drug from Biogen Inc. for the treatment of SOD1-ALS, a rare genetic form of ALS. In May 2024, the European Commission granted marketing authorization under exceptional circumstances for Qalsody in the European Union. Additionally, sodium phenylbutyrate and taurursodiol, a drug from Amylyx Pharmaceuticals, Inc. that previously received approval from the FDA and conditional approval from Health Canada based on the results of a Phase 2 trial, was voluntarily withdrawn from the market in the U.S. and Canada following the negative outcome of a Phase 3 clinical trial.

Financial Overview

Our financial condition, results of operations, and the period-to-period comparability of our financial results are principally affected by the following factors:

Research and Development Expense

The discovery and development of novel drug candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of drug candidates has been advancing, with substantially all our research and development expenses relating to CNM-Au8, our lead asset, with the remainder spent on our CNM-ZnAg asset.

Our research and development expenses are affected by the scope and advancement of our existing product pipeline and the commencement of new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will increase in future years if and when we advance our assets into Phase 3. Additionally, if we are able to file an NDA with the FDA under an accelerated approval pathway or subsequent to future Phase 3 clinical development activities, if any, we anticipate that our research and development expenses related to regulatory activities would increase in advance of receiving regulatory approval.

Research and development costs consist primarily of payroll and personnel expenses for salaries, benefits, and stock-based compensation; supplies, materials, and manufacturing expenses to support our clinical trials; payments to CROs, principal investigators, and clinical trial sites; costs of preclinical and nonclinical activities; consulting costs; and allocated overhead costs, including rent, equipment, utilities, depreciation, insurance, maintenance, and information technology. Research and development costs are charged to operations as incurred, and nonrefundable advance payments related to future research and development activities are initially recorded as assets and are expensed when we receive the related goods or services. Grant funding is recognized as a reduction in research and development costs.

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

General and Administrative Expense

General and administrative expenses consist primarily of payroll and personnel expenses for salaries, benefits, and stock-based compensation; fees for legal, finance, accounting, tax, and information technology services; insurance costs; expenses for public and investor relations; rent, utilities, depreciation, and facility costs.

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA. If we are able to file an NDA with the FDA under an accelerated pathway, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock-based compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA with the FDA under an accelerated pathway, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) commitment share expense from shares of Common Stock issued as a commitment fee, (iii) issuance costs for common stock warrant liabilities, (iv) a loss on initial issuance of equity from the fair value in excess of proceeds from public equity offerings, (v) changes in the fair value of our common stock warrant liabilities, derivative liabilities, and Contingent Earn-outs, (vi) research and development tax credits, unrestricted grants, and conditional grants for which applicable conditions have been met, and (vii) realized gains and losses on foreign currency transactions and other miscellaneous income and expense items.

Results of Operations

Our results of operations for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Revenue:
Product revenue	$237	$498	(52)%
Royalty revenue	105	156	(33)%
Total revenue	342	654	(48)%
Operating expenses:
Cost of revenue	70	121	(42)%
Research and development	20,058	26,655	(25)%
General and administrative	13,307	14,418	(8)%
Total operating expenses	33,435	41,194	(19)%
Loss from operations	(33,093)	(40,540)	(18)%
Total other income (expense), net	(6,307)	(8,964)	(30)%
Net loss	$(39,400)	$(49,504)	(20)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the years ended December 31, 2024 and 2023, changes in product and royalty revenues were due to the timing of purchases of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Change
CNM-Au8
Amyotrophic lateral sclerosis	$3,400	$3,867	(12)%
Multiple sclerosis	239	1,865	(87)%
Parkinsonʼs disease	(18)	12	*
Regulatory activities	928	495	87%
General/pre-clinical/non-clinical	375	734	(49)%
CNM-ZnAg	17	682	(98)%
Unallocated
Facilities	1,560	1,567	(0)%
Depreciation	1,379	1,438	(4)%
Manufacturing	1,130	1,793	(37)%
Research	48	244	(80)%
Equipment	116	166	(30)%
Maintenance	264	114	132%
Information technology	160	159	1%
Other	85	91	(7)%
Personnel	10,114	9,545	6%
Stock-based compensation	3,546	4,061	(13)%
Grant revenue as a reduction of research and development expense	(3,285)	(178)	1,746%
Total research and development	$20,058	$26,655	(25)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) a decrease in expenses related to our ALS clinical programs, including the HEALEY ALS Platform Trial and RESCUE-ALS due to the previous completion of the blinded portion of each trial; partially offset by an increase in expenses related our two ongoing EAPs with Massachusetts General Hospital due to increased enrollment and expansion of one EAP, and an increase in expenses related to our ongoing EAP funded by a National Institutes of Health grant (the “ACT-EAP”), due to increased enrollment in the EAP, and an increase in expenses for planning activities for our RESTORE ALS clinical trial; (B) a decrease in expenses related to our MS clinical programs, including VISIONARY-MS and its long-term extension, due to the completion of the studies; partially offset by an increase in expenses related to REPAIR-MS, due the full enrollment of the ongoing second dosing cohort, and an increase in expenses for our MS EAP which began enrollment in September 2024; (C) an increase in expenses for regulatory activities related to our ongoing FDA discussions and NDA submission-related activities; and (D) a decrease in pre-clinical, non-clinical, and other general CNM-Au8-related expenses;

(ii)	a decrease in expenses related to CNM-ZnAg, primarily due to completion of the clinical trial for treatment of COVID-19 in late 2022 with expenses continuing through 2023;

(iii)

a decrease in unallocated expenses, primarily due to: (A) a decrease in depreciation expense, (B) a decrease in manufacturing expenses due to the conclusion of various clinical programs, (C) a decrease in expenses related to research activities, and (D) a decrease in equipment-related expenses such as equipment service contracts; partially offset by an increase in maintenance expenses related to equipment and facilities;

(iv)

an increase in personnel expenses, primarily due to an increase in compensation expense related to the ACT-EAP and our regulatory activities in advance of an NDA submission, partially offset by a decrease in expenses for manufacturing personnel due to the conclusion of various clinical programs;

(v)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel.

(vi)

an increase in grant revenue, which is recorded as a reduction to research and development expense, due to reimbursements received for expenses incurred for the ACT-EAP and conditional grant revenue recognized related to the second dosing cohort of our REPAIR-MS clinical trial.

General and Administrative Expenses

General and administrative expense during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Insurance	$822	$1,593	(48)%
Legal	822	404	103%
Finance and accounting	761	1,317	(42)%
Public and investor relations	662	614	8%
Facilities	119	142	(16)%
Depreciation	266	267	(0)%
Information technology	300	326	(8)%
Personnel	4,177	4,239	(1)%
Stock-based compensation	4,407	5,056	(13)%
Other	971	460	111%
Total general and administrative	$13,307	$14,418	(8)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in insurance fees, primarily due to our directors’ and officers’ insurance;

(ii)	an increase in legal fees, primarily due to an increase in legal fees related to regulatory activities, the ACT-EAP, intellectual property, and other general corporate legal fees;

(iii)	a decrease in finance and accounting fees, primarily due to a decrease in fees from consultants, advisors, and other financial vendors; partially offset by increased tax fees;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel; and

(v)

an increase in other expenses, primarily due to an increase in expenses related to lobbying activities; partially offset by a decrease in expenses related to travel, meals, and other miscellaneous expenses.

Total Other Income (Expense), Net

Total other income (expense), net, during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Interest income	$865	$1,389	(38)%
Interest expense	(4,064)	(4,558)	(11)%
Loss on extinguishment of notes payable	(214)	—	*
Commitment share expense	—	(402)	*
Issuance costs for common stock warrant liabilities	(157)	(333)	(53)%
Loss on initial issuance of equity	(2,097)	(14,840)	(86)%
Change in fair value of common stock warrant liabilities	(702)	6,337	*
Change in fair value of derivative liabilities	(379)	—	*
Change in fair value of Clene Nanomedicine contingent earn-out liability	75	2,189	(97)%
Change in fair value of Initial Stockholders contingent earn-out liability	10	281	(96)%
Research and development tax credits and unrestricted grants	357	963	(63)%
Other income (expense), net	(1)	10	*
Total other income (expense), net	$(6,307)	$(8,964)	(30)%

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash, cash equivalents, and marketable securities in 2024;

(ii)

a decrease in interest expense primarily due to declining balances of notes payable following principal repayments and a decrease in non-cash interest expense on notes payable, partially offset by increasing variable interest rates on notes payable and increased amortization of debt discounts and issuance costs on notes payable;

(iii)

a loss on extinguishment of notes payable from the repayment in full of our term loan (the “2021 Avenue Loan”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”) during the year ended December 31, 2024;

(iv)

commitment share expense, due to the shares of Common Stock issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”), as an initial fee for Lincoln Park’s commitment to purchase shares of Common Stock under a purchase agreement with the Company during the year ended December 31, 2023;

(v)	issuance costs from public equity offerings allocated to liability-classified warrants during the years ended December 31, 2024 and 2023;

(vi)	losses on initial issuance of equity from the fair value in excess of proceeds from public equity offerings during the years ended December 31, 2024 and 2023;

(vii)

a loss from the changes in fair value of the 2023 Avenue Warrant, Tranche A Warrants, and 2024 Common Warrants during the year ended December 31, 2024 and a gain from a change in fair value of the 2023 Avenue Warrant and Tranche A Warrants during the year ended December 31, 2023. The changes in fair value of common stock warrant liabilities were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(viii)

a loss from the change in fair value of the derivative liabilities separated from our senior secured convertible promissory notes (the “2024 SSCP Notes”) during the year ended December 31, 2024. The change was due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(ix)

a gain from a change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the years ended December 31, 2024 and 2023. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”); and

(x)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.55% and 4.65% for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the years ended December 31, 2024 and 2023. We recorded other income of $0.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively, for research and development tax credits pertaining to Clene Australia for the 2024 and 2023 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the years ended December 31, 2024 and 2023. Clene Netherlands had no taxable income or provision for income taxes for the years ended December 31, 2024 and 2023.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $187.6 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $69.6 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $10.1 million from refundable research and development tax credits;

●	gross proceeds of $8.1 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $33.1 million and $40.5 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $282.1 million and $242.7 million as of December 31, 2024 and 2023. Our cash, cash equivalents, and marketable securities totaled $12.2 million and $35.0 million as of December 31, 2024 and 2023, respectively, and net cash used in operating activities was $21.3 million and $30.2 million for the years ended December 31, 2024 and 2023, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our 2024 SSCP Notes, we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the year ended December 31, 2024, we generated $2.7 million of gross proceeds from our equity distribution agreement (the “ATM Agreement”), raised $3.5 million from a registered direct offering of equity securities and an additional $3.8 million from separate, concurrent private placements of equity securities, and raised $10.0 million from the issuance of the 2024 SSCP Notes of which $7.9 million was used to repay the remaining balance of our obligations under a term loan with Avenue. Additionally, subsequent to December 31, 2024, we generated $2.5 million of gross proceeds from our ATM Agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates. Firm commitments for funds include approximately $1.4 million of payments under operating lease obligations, payment of principal and interest on notes payable totaling $1.9 million, and a commitment for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; and general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $5.2 million of payments under operating lease obligations, and interest and principal repayment of notes payable of $18.0 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(21,326)	$(30,171)
Net cash provided by (used in) investing activities	6,316	(1,499)
Net cash provided by (used in) financing activities	(1,529)	42,163
Effect of foreign exchange rate changes on cash	(127)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,666)	$10,489

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $21.3 million for the year ended December 31, 2024, which resulted from a net loss of $39.4 million, adjusted for non-cash items totaling $14.9 million and a net change in operating assets and liabilities of $3.2 million. Significant non-cash items included: (i) depreciation expense of $1.7 million relating to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.5 million, (iii) issuance costs of $0.2 million from a public equity offering allocated to liability-classified warrants, (iv) a loss on initial issuance of equity of $2.1 million from the fair value in excess of proceeds from a public equity offering, (v) stock-based compensation expense of $8.0 million, (vi) a loss on extinguishment of notes payable of $0.2 million from the repayment in full of the 2021 Avenue Loan, (vii) a loss on disposal of property and equipment of $0.2 million, (viii) accretion of debt discount of $1.1 million, (ix) non-cash interest income on marketable securities of $0.2 million, (x) non-cash interest expense on notes payable of $0.1 million due to amortization of debt discounts on notes payable, (xi) a change in fair value of our common stock warrant liabilities of $0.7 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, (xii) a change in fair value of our derivative liabilities of $0.4 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (xiii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $10,000, respectively, due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $0.3 million due to the timing of vendor invoicing and payments, (B) an increase in prepaid expenses and other current assets of $0.2 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in prepaid ACT-EAP expenses, partially offset by a decrease in research and development tax credits receivable, (C) an increase in accrued liabilities of $4.1 million primarily due to increased accrued compensation and benefits, increased deferred grants, and an increase in accrued CRO and clinical fees, partially offset by a decrease in other miscellaneous accrued liabilities, and (D) a decrease in operating lease obligations of $0.4 million.

Net cash used in operating activities was $30.2 million for the year ended December 31, 2023, which resulted from a net loss of $49.5 million, adjusted for non-cash items totaling $19.5 million and a net change in operating assets and liabilities of $0.2 million. Significant non-cash items included: (i) depreciation expense of $1.7 million relating to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.4 million, (iii) commitment share expense of $0.4 million related to the shares of Common Stock issued to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase Common Stock under a purchase agreement with the Company, (iv) issuance costs of $0.3 million from a public equity offering allocated to liability-classified warrants, (v) a loss on initial issuance of equity of $14.8 million from the fair value in excess of proceeds from a public equity offering, (vi) stock-based compensation expense of $9.1 million, (vii) accretion of debt discount of $1.2 million, (viii) non-cash interest expense of $0.4 million, and (ix) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $2.2 million and $0.3 million, respectively, due to the decrease in price of our Common Stock on Nasdaq, and (x) a change in fair value of our common stock warrant liabilities of $6.3 million due to the decrease in price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to the following: (A) a decrease in accounts receivable of $46,000 and a decrease in accounts payable of $1.5 million due to the timing of vendor invoicing and payments, (B) a decrease in prepaid expenses and other current assets of $2.0 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and a decrease in research and development tax credits receivable, (C) a decrease in accrued liabilities of $0.1 million primarily due to a decrease in accrued CRO and clinical fees, partially offset by an increase in accrued compensation and benefits and other miscellaneous accrued liabilities, and (D) a decrease in operating lease obligations of $0.6 million.

Investing Activities

Net cash provided by investing activities was $6.3 million for the year ended December 31, 2024, which consisted of proceeds from maturities of marketable securities of $12.5 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $15,000. Net cash used in investing activities was $1.5 million for year ended December 31, 2023, which consisted of purchases of marketable securities of $6.2 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from maturities of marketable securities of $5.0 million.

Financing Activities

Net cash used in financing activities was $1.5 million for the year ended December 31, 2024, which consisted of payments of finance lease obligations of $27,000 and payments of notes payable principal of $20.8 million due to principal repayments and the ultimate payoff of the 2021 Avenue Loan, partially offset by proceeds from the exercise of stock options of $0.1 million, proceeds from the issuance of common stock, warrants, and pre-funded warrants, net of offering costs, of $9.2 million, and proceeds from the issuance of notes payable and convertible notes payable of $9.9 million. Net cash provided by financing activities was $42.2 million for the year ended December 31, 2023, which consisted of proceeds from the issuance of common stock and warrants, net of offering costs, of $42.1 million, and proceeds from the issuance of notes payable of $0.4 million, partially offset by payments of finance lease obligations of $0.1 million and payments of notes payable modification fees of $0.2 million.

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

In October 2024, pursuant to a placement agency agreement with Canaccord, we sold 725,000 shares of Common Stock and pre-funded warrants to purchase up to 17,626 shares of Common Stock at an exercise price of $0.001 per share. The aggregate gross proceeds were approximately $3.5 million, excluding the proceeds, of any, from the exercise of the pre-funded warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective on April 26, 2022, and a related prospectus supplement. Additionally, in separate, concurrent private placements, we also sold 379,930 shares of Common Stock, pre-funded warrants to purchase up to 424,358 shares of Common Stock at an exercise price of $0.001 per share, and warrants to purchase up to 1,546,914 shares of Common Stock at an exercise price of $4.82 per share. The aggregate gross proceeds from the private placements were approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities, and excludes the proceeds, if any, from the exercise of the warrants and pre-funded warrants.

Common Stock Sales Agreement

During the years ended December 31, 2024 and 2023, we sold 504,292 and 144,755 shares of Common Stock, respectively, under the ATM Agreement with Canaccord, generated gross proceeds of $2.7 million and $4.5 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively. The sale of Common Stock under the ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement.

Common Stock Purchase Agreement

During the year ended December 31, 2023, we sold 20,000 shares of Common Stock under our purchase agreement (the “Purchase Agreement”) with Lincoln Park, issued 145 Additional Commitment Shares, and generated proceeds of $0.4 million. We did not effect any sales during any of the other periods presented herein. The sale of Common Stock under the Purchase Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement. On June 16, 2023, we suspended and terminated the prospectus supplement related to the Purchase Agreement with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the Purchase Agreement with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified a portion of the 2021 Avenue Loan as convertible notes payable in the consolidated balance sheets as of December 31, 2023 and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We accounted for the convertible note as a single liability measured at its amortized cost as of December 31, 2023, with a carrying value of $4.9 million. As of December 31, 2024, the 2021 Avenue Loan was repaid in full.

We classified the 2022 DHCD Loan as convertible notes payable in the consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of December 31, 2024 and 2023, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the 2024 SSCP Notes as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the 2024 SSCP Notes as liabilities measured at their amortized cost as of December 31, 2024, with a carrying value of $8.6 million. We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, the change in fair value of the SSCPN Derivative Liabilities resulted in a loss of $0.4 million. We estimate the fair value of the 2024 SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	December 20,
	2024	2024
Expected stock price volatility	101.50%	100.40%
Risk-free interest rate	4.20%	4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 1.47	0.53 – 1.50
Probability of change of control	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	45.00%	45.00%

Common Stock Warrant Liabilities

In accordance with ASC 815, we recognized the below common stock warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss.

Pursuant to amendments to the 2021 Avenue Loan in June 2023 and September 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a loss of $49,000 and a gain of $0.5 million during the years ended December 31, 2024 and 2023, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2024	2023
Expected stock price volatility	100.20% –101.40%	105.00% –110.00%
Risk-free interest rate	4.20% –4.30%	3.88% –5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.75 –3.50	0.75 –4.50
Probability of change of control	10.00%	25.00%
Probability of dissolution	45.00%	50.00%
Probability of other outcome	45.00%	25.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share. The change in fair value of the Tranche A Warrants resulted in a gain of $0.6 million and a gain of $5.8 million during the years ended December 31, 2024 and 2023, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2024	2023
Expected stock price volatility	97.80% –101.90%	100.00% –110.00%
Risk-free interest rate	4.20%	4.13% –4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.71 –1.46	1.08 –2.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	10.00%	25.00%
Probability of dissolution	45.00%	50.00%
Probability of other outcome	25.00%	5.00%

Pursuant to a registered direct public offering in October 2024, we issued the 2024 Common Warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share. The change in fair value of the 2024 Common Warrants resulted in a loss of $1.3 million during the year ended December 31, 2024. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) dissolution of the Company and (ii) another outcome outside of (i). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	October 1,
	2024	2024
Expected stock price volatility	107.50%	110.00%
Risk-free interest rate	4.40%	3.50%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.75	5.00
Probability of dissolution	45.00%	55.00%
Probability of other outcome	55.00%	45.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. The unobservable valuation inputs were as follows:

	Year Ended December 31,
	2024	2023
Expected stock price volatility	97.78% –111.49%	96.22% –103.31%
Risk-free interest rate	3.52% –4.58%	3.26% –4.66%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –10.00	5.00 –6.43

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the years ended December 31, 2024 and 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clene Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clene Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Common Stock Warrants Issued in October 2024 — Refer to Notes 2, 12 and 13 to the financial statements

Critical Audit Matter Description

In October 2024, in connection with the issuance of common stock, the Company sold pre-funded warrants to purchase up to 441,984 shares of the Company’s common stock (the “2024 Pre-Funded Warrants”) in exchange for $1.9 million (net of issuance costs) and issued warrants to purchase up to 1,546,914 shares of the Company’s common stock (the “2024 Common Warrants”). The Company recorded a loss on initial issuance of equity of $2.1 million from the fair value in excess of proceeds from these equity offerings. The Company’s assessment of the 2024 Pre-Funded Warrants and the 2024 Common Warrants involved challenging, subjective, and complex judgments related to the accounting classification of the 2024 Pre-Funded Warrants within equity and the 2024 Common Warrants as a liability. Additionally, the Company estimated the fair value of the 2024 Common Warrants using a Black-Scholes option-pricing model with unobservable valuation inputs that involved challenging, subjective, and complex judgments related to the expected stock price volatility and the probability weights for the occurrence of certain events.

Auditing management’s accounting classification for the 2024 Pre-Funded Warrants and the 2024 Common Warrants as well as the estimated fair value of the 2024 Common Warrants, involved a higher degree of auditor judgment and subjectivity, including the involvement of internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting classification for the 2024 Pre-Funded Warrants and the 2024 Common Warrants as well as the estimated fair value of the 2024 Common Warrants included the following:

●

We evaluated the terms of the underlying agreements and assessed the appropriateness of the Company’s accounting classification for the 2024 Pre-Funded Warrants and the 2024 Common Warrants in conformity with accounting principles generally accepted in the United States of America.

●

With the assistance of internal fair value specialists, we evaluated the estimated fair value of the 2024 Common Warrants determined using a Black-Scholes option-pricing model, including expected stock price volatility, by developing an independent range of fair value estimates and comparing those to the estimates selected by management and assessing the reasonableness of the probability weights for the occurrence of certain events selected by management by ensuring the probabilities were consistent with probability weights in other Company valuations, internal communications to management and the Board of Directors, and information from Company press releases.

/s/ Deloitte & Touche LLP

Salt Lake City, UT

March 24, 2025

We have served as the Company’s auditor since 2021.

CLENE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,155	$28,821
Marketable securities	—	6,179
Accounts receivable	64	143
Inventory	68	37
Prepaid expenses and other current assets	3,870	3,672
Total current assets	16,157	38,852
Restricted cash	58	58
Operating lease right-of-use assets	3,643	4,168
Property and equipment, net	7,479	9,263
TOTAL ASSETS	$27,337	$52,341

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,240	$1,504
Accrued liabilities	7,766	3,720
Operating lease obligations, current portion	926	576
Finance lease obligations, current portion	—	27
Notes payable, current portion	359	14,627
Convertible notes payable, current portion	—	4,876
Total current liabilities	10,291	25,330
Operating lease obligations, net of current portion	4,132	4,903
Notes payable, net of current portion	4,610	1,894
Convertible notes payable, net of current portion	10,816	5,258
Common stock warrant liabilities	4,541	1,481
Derivative liabilities	1,804	—
Clene Nanomedicine contingent earn-out liability	—	75
Initial Stockholders contingent earn-out liability	—	10
TOTAL LIABILITIES	36,194	38,951
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 600,000,000 and 300,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 8,089,565 and 6,421,084 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	273,194	255,913
Accumulated deficit	(282,123)	(242,723)
Accumulated other comprehensive income	71	199
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,857)	13,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,337	$52,341

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Product revenue	$237	$498
Royalty revenue	105	156
Total revenue	342	654
Operating expenses:
Cost of revenue	70	121
Research and development	20,058	26,655
General and administrative	13,307	14,418
Total operating expenses	33,435	41,194
Loss from operations	(33,093)	(40,540)
Other income (expense), net:
Interest income	865	1,389
Interest expense	(4,064)	(4,558)
Loss on extinguishment of notes payable	(214)	—
Commitment share expense	—	(402)
Issuance costs for common stock warrant liabilities	(157)	(333)
Loss on initial issuance of equity	(2,097)	(14,840)
Change in fair value of common stock warrant liabilities	(702)	6,337
Change in fair value of derivative liabilities	(379)	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	75	2,189
Change in fair value of Initial Stockholders contingent earn-out liability	10	281
Research and development tax credits and unrestricted grants	357	963
Other income (expense), net	(1)	10
Total other income (expense), net	(6,307)	(8,964)
Net loss before income taxes	(39,400)	(49,504)
Income tax expense	—	—
Net loss	(39,400)	(49,504)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(1)	16
Foreign currency translation adjustments	(127)	(20)
Total other comprehensive loss	(128)	(4)
Comprehensive loss	$(39,528)	$(49,508)

Net loss per share – basic and diluted	$(5.67)	$(9.43)
Weighted average common shares used to compute basic and diluted net loss per share	6,954,133	5,246,941

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	3,737,921	$1	$196,252	$(193,219)	$203	$3,237
Issuance of common stock	2,681,533	—	45,574	—	—	45,574
Issuance of equity-classified warrants	—	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	9,117	—	—	9,117
Issuance of common stock upon vesting of restricted stock awards	1,630	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	16	16
Foreign currency translation adjustment	—	—	—	—	(20)	(20)
Net loss	—	—	—	(49,504)	—	(49,504)
Balances at December 31, 2023	6,421,084	$1	$255,913	$(242,723)	$199	$13,390
Issuance of common stock	1,609,222	—	7,310	—	—	7,310
Issuance of equity-classified pre-funded warrants	—	—	1,894	—	—	1,894
Exercise of stock options	41,090	—	124	—	—	124
Exercise of pre-funded warrants	17,626	—	—	—	—	—
Stock-based compensation expense	—	—	7,953	—	—	7,953
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Net loss	—	—	—	(39,400)	—	(39,400)
Balances at December 31, 2024	8,089,565	$1	$273,194	$(282,123)	$71	$(8,857)

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,400)	$(49,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,645	1,705
Non-cash lease expense	524	434
Commitment share expense	—	402
Issuance costs for common stock warrant liabilities	157	333
Loss on initial issuance of equity	2,097	14,840
Change in fair value of common stock warrant liabilities	702	(6,337)
Change in fair value of derivative liabilities	379	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	(75)	(2,189)
Change in fair value of Initial Stockholders contingent earn-out liability	(10)	(281)
Stock-based compensation expense	7,953	9,117
Loss on extinguishment of notes payable	214	—
Loss on disposal of property and equipment	154	—
Accretion of debt discount	1,140	1,150
Non-cash interest income on marketable securities	(153)	—
Non-cash interest expense on notes payable	136	350
Changes in operating assets and liabilities:
Accounts receivable	79	46
Inventory	(31)	6
Prepaid expenses and other current assets	(198)	1,976
Accounts payable	(264)	(1,510)
Accrued liabilities	4,046	(143)
Operating lease obligations	(421)	(566)
Net cash used in operating activities	(21,326)	(30,171)
Cash flows from investing activities:
Purchases of marketable securities	(6,169)	(6,169)
Proceeds from maturities of marketable securities	12,500	5,000
Purchases of property and equipment	(15)	(330)
Net cash provided by (used in) investing activities	6,316	(1,499)
Cash flows from financing activities:
Proceeds from exercise of stock options	124	—
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of offering costs	9,243	42,094
Proceeds from the issuance of debt and derivative liabilities	9,924	350
Payments of finance lease obligations	(27)	(81)
Payments of notes payable	(20,793)	—
Payments of notes payable modification fees	—	(200)
Net cash provided by (used in) financing activities	(1,529)	42,163
Effect of foreign exchange rate changes on cash and restricted cash	(127)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,666)	10,489
Cash, cash equivalents and restricted cash – beginning of period	28,879	18,390
Cash, cash equivalents and restricted cash – end of period	$12,213	$28,879

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$12,155	$28,821
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$12,213	$28,879

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrant liability recorded upon debt modification	$67	$692
Common stock warrant liability recorded upon public stock offering	$2,291	$7,126
Supplemental cash flow information:
Cash paid for interest expense	$2,613	$3,059

See accompanying notes to the consolidated financial statements.

CLENE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business

Clene Inc. (the “Company,” “we,” “us,” or similar such references) is a clinical-stage pharmaceutical company pioneering the discovery, development, and commercialization of novel clean-surfaced nanotechnology (“CSN®”) therapeutics. We have developed an electro-crystal-chemistry drug development platform that enables production of concentrated, stable, highly active, clean-surfaced nanocrystal suspensions. We have multiple drug assets currently in development for applications primarily in neurology. Our efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). Our patented electro-crystal-chemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents. Dietary supplements are marketed and distributed through our wholly owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, and related party (see Note 15).

We became a public company on December 30, 2020 (the “Closing Date”) when we completed a reverse recapitalization (the “Reverse Recapitalization”) with Tottenham Acquisition I Limited (“Tottenham”), Tottenham’s wholly-owned subsidiary, Chelsea Worldwide Inc., and Creative Worldwide Inc., a wholly-owned subsidiary of Chelsea Worldwide Inc. On the Closing Date, Chelsea Worldwide Inc. changed its name to Clene Inc. and listed its shares of common stock, par value $0.0001 per share (“Common Stock”) on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CLNN.”

Going Concern

We incurred a loss from operations of $33.1 million and $40.5 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $282.1 million and $242.7 million as of  December 31, 2024 and 2023. Our cash, cash equivalents, and marketable securities totaled $12.2 million and $35.0 million as of December 31, 2024 and 2023, respectively, and net cash used in operating activities was $21.3 million and $30.2 million for the years ended December 31, 2024 and 2023, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the year ended December 31, 2024, we generated $2.7 million of gross proceeds from our equity distribution agreement (the “ATM Agreement”), raised $3.5 million from a registered direct offering of equity securities and an additional $3.8 million from separate, concurrent private placements of equity securities, and raised $10.0 million from the issuance of the 2024 SSCP Notes of which $7.9 million was used to repay the remaining balance of our obligations under a term loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”). Additionally, subsequent to  December 31, 2024, we generated $2.5 million of gross proceeds from our ATM Agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc. (“Clene Nanomedicine”), a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). In the opinion of management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

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

The Reverse Stock Split did not reduce the total number of authorized shares of Common Stock or preferred stock, par value $0.0001 per share (“Preferred Stock”), or change the par values of the Company’s Common Stock or Preferred Stock. All outstanding stock options, warrants, rights to restricted stock awards, convertible debt, and contingent earn-out shares entitling their holders to purchase or receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, in accordance with the terms of each such security. In addition, the number of shares reserved for issuance pursuant to our Amended 2020 Stock Plan was also appropriately adjusted. All historical share and per share data for the periods presented in these consolidated financial statements, including for periods ending prior to July 11, 2024, has been adjusted to reflect the 1-for-20 Reverse Stock Split on a retroactive basis as if the Reverse Stock Split occurred as of the earliest period presented. As a result of the Reverse Stock Split, approximately $12,000 of par value was reclassified from Common Stock to Additional Paid-In Capital.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash. Our cash is held in financial institutions and amounts on deposit may at times exceed federally insured limits. We have not experienced any losses on our deposits of cash and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $53,000 in raw materials and $15,000 in finished goods as of December 31, 2024, and $23,000 in raw material and $14,000 in finished goods as of December 31, 2023. Inventory relates to our dietary supplement products.

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

Impairment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets. If an impairment review is performed to evaluate an asset group for recoverability, we compare the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. We did not record any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

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

Deferred Offering Costs

We capitalize certain third-party legal, accounting, and other fees that are directly associated with in-process equity financings until such financings are completed. After completion of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should any in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of  December 31, 2024 and 2023, we did not have any deferred offering costs.

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

Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver, and which performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. We typically satisfy our performance obligations via delivery of dietary supplements to the customer. Payments are due upon receipt for commercial transactions, or a prepayment is collected for online retail sales. Our revenue during the years ended December 31, 2024 and 2023 was comprised of sales of dietary supplements and royalties from sales of dietary supplements.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses of $3.3 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8 treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent to support the ACT-EAP. The first subaward was granted in April 2024 for $7.3 million for the period from September 25, 2023 to August 31, 2024, of which we have received reimbursements totaling $5.2 million for expenses incurred plus prepayments of certain ACT-EAP expenses and have incurred an additional $0.1 million of expenses as of December 31, 2024 for which we expect to receive reimbursement. In January 2025, we entered into a grant subaward amendment (“Subaward Amendment 1”) with Columbia that provides for reimbursement of our expenses for the second year of the ACT-EAP in an amount up to $8.0 million during the period from September 1, 2024 to August 31, 2025, of which we have incurred $1.1 million of expenses as of December 31, 2024 for which we expect to receive reimbursement.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy:

●	Level 1. Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date.

●

Level 2.  Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●

Level 3.  Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated using our weighted-average outstanding common shares. Shares issuable for little or no cash consideration shall be considered outstanding common shares upon the satisfaction of any contingent conditions or when there are no contingent conditions. Diluted net loss per share attributable to common stockholders is calculated using our weighted-average outstanding common shares including the dilutive effect of securities as determined under the treasury stock method, except for the dilutive effect of convertible notes payable, which is calculated under the if-converted method, even if the embedded conversion option is out-of-the-money. In periods in which we report a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Segment Information

We report segment information based on ASC 280 Segment Reporting (“ASC 280”), which defines operating segments as components of a company that engage in activities from which it may recognize revenues and incur expenses, and for which operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions regarding resource allocation and assess performance, and for which discrete financial information is available. We determined that the Company is a single operating and reportable segment (“Products”) focused on treating central nervous system disorders through discovery, development, and commercialization of our novel CSN therapeutics. Our chief executive officer acts as the CODM and allocates resources and assesses performance at a consolidated level. Segment information is further described in Note 16.

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

Stock-Based Compensation

We account for stock-based compensation arrangements using a fair value-based method for costs related to all share-based payments including stock options and stock awards. Stock-based compensation expense is recorded in research and development and general and administrative expenses based on the classification of the work performed by the grantees. The fair value is recognized over the period during which a grantee is required to provide services in exchange for the option award and service-based stock awards, known as the requisite service period (usually the vesting period), on a straight-line basis. For stock awards with market conditions, the fair value is recognized over the period based on the expected milestone achievement dates as the derived service period (usually the vesting period), on a straight-line basis. For stock awards with performance conditions, the grant-date fair value of these awards is the market price on the applicable grant date, and compensation expense will be recognized when the conditions become probable of being satisfied. We recognize a cumulative true-up adjustment once the conditions become probable of being satisfied as the related service period had been completed in a prior period. We generally grant stock options with a four-year requisite service period. Certain stock options may vest based upon performance conditions instead of service conditions, such as the achievement of regulatory milestones or financial performance measures. For the grant-date fair value, we estimate the expected term of stock options with performance conditions based upon the nature of the conditions. If the expected term is not estimable and the achievement of performance conditions is not probable, we use the contractual term as the expected term. We elect to account for forfeitures as they occur, rather than estimating expected forfeitures. We determine the fair value of stock option awards using a Black-Scholes option pricing model based on the closing price of our Common Stock as reported by Nasdaq on the date of grant. The fair value of stock awards with market conditions are determined using a Monte Carlo valuation model.

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

Clinical Trial Accrual

Our clinical trial accrual process accounts for expenses resulting from obligations under contracts with CROs, consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations that vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We estimate accruals for the progress of contract completion at each reporting date based upon the facts and circumstances known to us at that time and through discussion and reporting from applicable personnel and service providers. Clinical trial costs are charged to research and development expense in the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as a prepaid asset that will be amortized to research and development expense over the period the contracted services are performed. CRO contracts generally include pass-through costs including, but not limited to, regulatory expenses, investigator fees, travel costs, shipping costs, printing fees, and other miscellaneous costs. In addition to pass-through costs, we generally incur costs in clinical trials in four distinct groups as follows:

●

CRO Start-Up.  Start-up costs usually occur within a few months after the contract has been executed and include the initial study initiation, setup of the clinical trial, site recruitment, regulatory applications, investigator meetings, screening, preparation, pre-study visits, and training. These costs are expensed ratably over the start-up period when such period is identifiable or expensed as incurred when no such period is identifiable.

●

CRO Site and Study Management.  Site and study management costs include medical and safety monitoring, patient administration and data management. These costs are usually calculated on a per-patient basis and expensed ratably over the treatment period beginning on the date the patient enrolls.

●

CRO Close-Down and Reporting.  Close-down and reporting costs include analyzing data and reporting results from the study, which occurs after patients have ceased treatment and the clinical database is locked. These costs are expensed as incurred over the course of the close-down and reporting period when such period is identifiable or expensed as incurred when no such period is identifiable.

●

Third-Party Contracts.  Third-party contract costs include fees charged by third parties for various support services that are not provided by CROs, such as fees for laboratories, data quality review, inventory control, and investigational product monitoring. These costs are expensed ratably over the service period with the engaged third-parties when such period is identifiable or expensed as incurred when no such period is identifiable.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other things, that public entities with a single reportable segment provide all the disclosures required by ASC 280 and ASU 2023-07, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 as of December 31, 2024 and added the following disclosures (see Note 2 above and Note 16): (i) factors used to identify our reportable segment and the types of products and services from which our reportable segment derives its revenues, (ii) the measure of profit or loss and total assets for our reportable segment, (iii) the title and position of our CODM and how the CODM uses the measure of segment profit or loss in assessing performance and allocating resources, (iv) significant profit, loss, and non-cash items included within the segment measure of profit or loss, (v) significant expenses that are regularly provided to the CODM and included in the segment measure of profit or loss, (vi) an amount for other segment items and a description of its composition, (vii) total expenditures for additions to long-lived assets, (viii) reconciliations of segment measures to their consolidated totals, as applicable, and (iv) revenues from transactions with a single customer amounting to 10% or more of total revenues.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of December 31, 2024 were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$7,002	$—	$—	$7,002
Total cash equivalents	7,002	—	—	7,002
Cash	5,153	—	—	5,153
Total cash and cash equivalents	$12,155	$—	$—	$12,155

Available-for-sale securities as of  December 31, 2023 were as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
U.S. Treasury securities	$19,883	$1	$—	$19,884
Money market funds	5,113	—	—	5,113
Total cash equivalents	24,996	1	—	24,997
Cash	3,824	—	—	3,824
Total cash and cash equivalents	$28,820	$1	$—	$28,821

Marketable securities (contractual maturity greater than 90 days but less than 1 year):
U.S. Treasury securities	$6,179	$—	$—	$6,179
Total marketable securities	$6,179	$—	$—	$6,179

We had no realized gains or losses from the sale of available-for-sale securities during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Prepaid clinical and CRO expenses	$1,557	$—
Metals to be used in research and development	1,849	1,909
Research and development tax credits receivable	327	1,195
Other	137	568
Total prepaid expenses and other current assets	$3,870	$3,672

Note 5. Property and Equipment, Net

Property and equipment, net, as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Lab equipment	$3,437	$4,092
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,298	1,438
	15,355	16,150
Less accumulated depreciation	(7,876)	(6,887)
Total property and equipment, net	$7,479	$9,263

Depreciation expense recorded in research and development expense and general and administrative expense during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
General and administrative	$266	$267
Research and development	1,379	1,438
Total depreciation expense	$1,645	$1,705

Note 6. Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$4,079	$2,120
Deferred grants	2,665	438
Accrued CRO and clinical fees	771	481
Other	251	681
Total accrued liabilities	$7,766	$3,720

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

Operating Leases

Operating leases primarily consist of real estate leases for office and laboratory space. We have leases for three real estate properties: (i) a laboratory and manufacturing facility lease that commenced in September 2021 with a ten-year term and an option to extend for two five-year periods, (ii) a laboratory and manufacturing facility lease that commenced in February 2022 with a seven-year term and an option to extend for two five-year periods, and (iii) our corporate office lease that commenced a renewed term in April 2020 for seven years with an option to extend for five years. We did not recognize the payments to be made in the option periods as part of the right-of-use asset or lease liability because the exercise of the option is not reasonably certain.

As of December 31, 2024 and 2023, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively; and a weighted-average remaining term of 5.5 years and 6.4 years, respectively.

Finance Leases

We did not have any finance lease obligations as of December 31, 2024. Assets recorded under finance lease obligations and included within property and equipment as of  December 31, 2023 were as follows:

December 31,
(in thousands)	2023
Lab equipment	$636
Less accumulated depreciation	(449)
Net	$187

As of  December 31, 2023, our finance lease obligations had a weighted-average interest rate of 11.0% and a weighted-average remaining term of 0.4 years.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of December 31, 2024 was as follows:

(in thousands)	Operating Leases
2025	$1,374
2026	1,236
2027	1,133
2028	1,093
2029	649
Thereafter	1,045
Total minimum lease payments	6,530
Less amount representing interest/discounting	(1,472)
Present value of minimum lease payments	5,058
Less lease obligations, current portion	(926)
Lease obligations, net of current portion	$4,132

Components of Lease Cost

The components of finance and operating lease costs for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Finance lease costs:
Amortization	$69	$112
Interest on lease liabilities	—	11
Operating lease costs	1,019	1,011
Short-term lease costs	2	3
Variable lease costs	231	262
Total lease costs	$1,321	$1,399

Supplemental Cash Flow Information

	Year Ended December 31,
(in thousands)	2024	2023
Operating cash flows from operating leases	$(1,252)	$(1,276)
Operating cash flows from finance leases	$—	$(11)
Financing cash flows from finance leases	$(27)	$(81)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of December 31, 2024 and 2023 were as follows:

	Stated	December 31,	December 31,
(in thousands, except interest rates)	Interest Rate	2024	2023
Notes payable
Advance Cecil, Inc. (commenced April 2019)	8.00%	$146	$138
Maryland DHCD (commenced February 2019)	8.00%	734	694
Maryland DHCD (commenced May 2022)	6.00%	1,083	1,083
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	14.35%	—	15,000
Senior Secured Promissory Notes (commenced December 2024)	12.00%	3,537	—
		5,500	16,915
Unamortized discount and debt issuance costs		(531)	(394)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(359)	(14,627)
Notes payable, net of current portion		$4,610	$1,894

Convertible notes payable
Avenue Venture Opportunities Fund, L.P. (commenced May 2021)	14.35%	$—	$5,000
Maryland DHCD (commenced December 2022)	6.00%	5,312	5,308
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	6,500	—
		11,812	10,308
Unamortized discount and debt issuance costs		(996)	(174)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		—	(4,876)
Convertible notes payable, net of current portion		$10,816	$5,258

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of December 31, 2024 and 2023, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $8,000 and $8,000 for the years ended  December 31, 2024 and 2023, respectively.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of December 31, 2024 and 2023, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $40,000 and of $40,000 for the years ended  December 31, 2024 and 2023, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). As of December 31, 2024, we had drawn $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of  December 31, 2024 and 2023, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. We recognized interest expense of $0.1 million and $0.1 million for the years ended  December 31, 2024 and 2023, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of  December 31, 2024 and 2023, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. During the years ended  December 31, 2024 and 2023, we recognized (i) total interest expense of $0.3 million and $0.3 million, respectively, (ii) coupon interest expense of $0.3 million and $0.3 million, respectively, and (iii) amortization of debt issuance costs of $11,000 and $1,000, respectively, and (iv) the effective interest rate was 5.99% and 5.91%, respectively.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. We borrowed $15.0 million in May 2021 plus $5.0 million in September 2021 (“Tranche 1”), and the remaining $10.0 million (“Tranche 2”) was not drawn and expired. We repaid the 2021 Avenue Loan in full on  December 20, 2024 (the “Termination Date”) with the proceeds from the 2024 SSCP Notes (discussed below). As of the Termination Date and as of December 31, 2023, the interest rate was 14.35% and 15.10%, respectively, and we recognized interest expense of $3.5 million and $4.1 million during the years ended  December 31, 2024 and 2023, respectively. At inception, we incurred $0.8 million of debt issuance costs of which $47,000 related to liability-classified warrants was expensed immediately and the remainder was recorded as a debt discount. Payments were interest-only for the first 12 months and the interest-only period was extended for (i) 12 months due to our achievement of certain clinical trial milestones, plus (ii) an additional 12 months (through June 30, 2024), pursuant to an amendment in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). Following the interest-only period, from  July 2024 to September 2024, we made equal monthly principal installments of $3.3 million plus interest at the variable rate then in effect. On September 30, 2024, we entered into an amendment (the “Third Amendment”) that (i) reduced the October 2024 principal installment from $3.3 million to $2.0 million, plus interest at the applicable variable rate, (ii) reduced the November 2024 and December 2024 principal installments from $3.3 million to $0.5 million each, plus interest at the applicable variable rate, and (iii) delayed the maturity date of the loan from December 1, 2024 to April 1, 2025, with four consecutive monthly principal installments of approximately $1.8 million due from January 2025 to April 2025.

Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired in May 2024 and was not exercised. The Final Payment (defined below) and Avenue Conversion Feature did not meet the requirements for derivative accounting. As of December 31, 2023, unamortized debt discount and issuance costs related to the convertible note were $0.1 million. For the convertible portion of the 2021 Avenue Loan, during the year ended  December 31, 2024 and 2023, and prior to the expiration of the Avenue Conversion Feature in May 2024, we recognized (i) total interest expense of $0.4 million and $1.0 million, respectively, (ii) coupon interest expense of $0.3 million and $0.8 million, respectively, (iii) amortization of debt discount and issuance costs of $0.1 million and $0.3 million, respectively, and (iv) the effective interest rate was 22.79% and 22.79%, respectively.

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

On the Termination Date, we repaid, in full, our obligations to Avenue under the 2021 Avenue Loan. The total repayment amount was approximately $7.9 million and included (i) the total outstanding balance of principal and accrued interest, (ii) a final payment of 4.25% of funded principal, equal to $0.9 million (the “Final Payment”), which was previously recorded as a debt premium at the inception of the 2021 Avenue Loan, and (iii) an early termination fee of 1% of the balance of outstanding principal. We recorded a loss on extinguishment of $0.2 million during the year ended  December 31, 2024.

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%. The 2024 SSCP Notes were sold to related parties, including: (i) an entity controlled by a member of our board of directors, (ii) 4Life, and (iii) an entity controlled by the chairman of 4Life who is also a board member of a subsidiary of Clene (collectively, the “Holders”). Pursuant to the Note Purchase Agreement, we first used the 2024 SSCP Note proceeds to satisfy our obligations under the 2021 Avenue Loan. The 2024 SSCP Notes expire on the earlier of (i) June 20, 2026 or (ii) upon a change in control transaction. Payments are interest-only for the first 12 months, followed by monthly principal installments totaling $1.0 million per month until the maturity date, upon which date the remaining principal and accrued and unpaid interest shall be due. We recorded debt issuance costs of $1.5 million as a debt discount. We recognized interest expense of $37,000 during the year ended  December 31, 2024, and as of December 31, 2024, the balance of accrued and unpaid interest was $37,000 and is recorded as part of the carrying amount of the 2024 SSCP Notes.

We are subject to covenants until maturity, including a requirement to maintain unrestricted cash and cash equivalents of at least $2.0 million. We are not in violation of any covenants. If certain events of default occur and are continuing, the Holders of a majority of the outstanding principal balance may accelerate all obligations under the 2024 SSCP Notes, plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest (the “SSCPN Default Feature”). The 2024 SSCP Notes are collateralized by substantially all our tangible and intangible property and rights (the “Collateral”). During the continuance of an event of default, if the Collateral is sold or otherwise disposed of and the proceeds thereof are insufficient to satisfy our obligations under the 2024 SSCP Notes, we shall be liable for any deficiency, together with additional interest thereon at the rate of 10% per annum (the “SSCPN Collateral Deficiency Fee”). We account SSCPN Collateral Deficiency Fee as a contingent liability (see Note 9).

The Holders may, in their sole discretion, convert up to 65% of outstanding principal into the number of shares of our Common Stock equal to the outstanding principal to be converted divided by $5.668 (the “SSCPN Conversion Feature”). Notwithstanding, in the event a Holder declines to convert its pro rata share of outstanding principal, the remaining Holders may convert additional amounts, provided that no converted principal among all 2024 SSCP Notes exceeds $6.5 million. In the event of a change in control or any bankruptcy, liquidation, or other restructuring process, the Holders may, at their option, (i) convert up to 65% of outstanding principal into Common Stock, (ii) receive a cash payment equal to 115% of the outstanding principal, or (iii) any combination thereof, prior to such monetization event, before any security or claim junior to the 2024 SSCP Notes shall receive any proceeds from such monetization event (the “SSCPN Redemption Feature,” collectively with the SSCPN Conversion Feature and SSCPN Default Feature, the “SSCPN Derivative Liabilities”). The SSCPN Derivative Liabilities met the requirements to be separated as derivative instruments and measured at fair value (see Note 12). The issuance date fair value of the SSCPN Derivative Liabilities was $1.4 million and was recorded as a debt discount. For the convertible portion of the 2024 SSCP Notes, during the year ended  December 31, 2024, we recognized (i) total interest expense of $42,000, (ii) coupon interest expense of $24,000, and (iii) amortization of debt issuance costs of $18,000, and (iv) the effective interest rate was 24.65%.

We are required to file and maintain an effective registration statement covering the resale of the shares underlying the SSCPN Conversion Feature or we shall pay the Holders a penalty equal to 2% of the face value of the 2024 SSCP Notes upon the occurrence of any such failure and for each 30-day period during which such failure is continuing (the “SSCPN Registration Fee”). The aggregate penalty will in no event exceed 10% of the face value of the 2024 SSCP Notes. We account for the SSCPN Registration Fee as a registration payment arrangement to be evaluated as a contingent liability (see Note 9).

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of equity conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	Total
2025	$—	$—	$347	$—	$—	$347
2026	—	—	369	—	10,000	10,369
2027	—	—	317	—	—	317
2028	—	—	—	5,000	—	5,000
2029	—	—	—	—	—	—
Thereafter	500	100	—	—	—	600
Total debt principal payments	500	100	1,033	5,000	10,000	16,633
Accrued and unpaid interest	234	46	50	312	37	679
Unamortized discount and debt issuance costs	—	—	(15)	(38)	(1,474)	(1,527)
Future debt payments, net	$734	$146	$1,068	$5,274	$8,563	$15,785

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

As of December 31, 2024 and 2023, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.4 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received the following grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) to fund biomarker research related our VISIONARY-MS Phase 2 clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) to fund the second cohort of our REPAIR-MS clinical trial. Pursuant to the grant agreements, if we make future commercial sales of CNM-Au8 for the treatment of MS, we will repay: (i) 50% of the grants upon the first commercial product sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment equal to 450% of the grants if all milestones are achieved. If NMSS has not yet received repayments equal in the aggregate to 300% of the 2019 Grant or 150% of the 2023 Grant, then upon the closing of any of the following events we will repay 300% of the 2019 Grant, equal to $1.0 million, or 150% of the 2023 Grant, equal to $1.0 million, less any amounts previously paid by us: (i) sale of all or substantially all of our assets and business, (ii) a public offering that occurs more than twelve months after completion of the applicable research, (iii) sale of any portion of our assets and business including CNM-Au8 for the treatment of MS, (iv) exclusive licensing of our intellectual property claiming CNM-Au8 for the treatment of MS, (v) a collaboration with a third-party to develop CNM-Au8 for the treatment of MS (for the 2019 Grant only), or (vi) licensing of our commercialization rights to CNM-Au8 for the treatment of MS (for the 2023 Grant only). As of December 31, 2024, we have not met any of the above milestones and the applicable research has not been completed. We accounted for these contingencies in accordance with ASC 450, Contingencies. We assessed the likelihood of each contingent event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities that were not probable as of December 31, 2024, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.0 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
United States	$(39,240)	$(48,578)
Foreign	(160)	(926)
Net loss before income taxes	$(39,400)	$(49,504)

We had no income tax expense or benefit for the years ended December 31, 2024 and 2023. A reconciliation of income tax computed at the U.S. federal statutory rate of 21.00% to expense for income taxes for the years ended  December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Income tax expense (benefit) at federal statutory rate	$(8,270)	$(10,383)
State income taxes (net of federal benefit)	(1,012)	(1,402)
Loss on initial issuance of equity	473	3,186
Change in fair value of common stock warrant liabilities	148	(1,331)
Change in fair value of contingent earn-outs	(18)	(519)
Research and development tax credits	(779)	(982)
Stock compensation	428	431
Foreign rate differential	(11)	(80)
Adjustment for change in tax rate	269	(1,277)
Other	206	(266)
Change in valuation allowance	8,566	12,623
Income tax benefit	$—	$—

Our effective tax rate was 0.00% and 0.00% during the years ended December 31, 2024 and 2023, respectively. Significant components of deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$40,749	$35,246
Depreciation and amortization	1,241	1,281
Research and development tax credits	6,345	5,538
Lease liability	1,216	1,335
Right-of-use asset	(876)	(1,016)
Capitalized research and development expenses	8,889	8,424
Non-qualified stock options and restricted stock awards	7,369	6,037
Accrued compensation	970	510
Other	(23)	(40)
Total deferred tax assets (liabilities)	65,880	57,315
Less: valuation allowance	(65,880)	(57,315)
Net deferred tax assets (liabilities)	$—	$—

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

We have federal and state net operating losses (“NOLs”) of approximately $170.1 million and $116.1 million as of December 31, 2024, respectively that, subject to limitation, may be available in future tax years to offset taxable income. Of the available federal NOLs, approximately $136.7 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current federal tax laws. The remaining balance of $33.4 million will begin to expire after 2034. Of the available state NOLs, approximately $103.2 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. Additionally, we had approximately $6.4 million of research and development credit carryforwards that will begin to expire after 2034 if not utilized.

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

We have not recorded any amounts for unrecognized tax benefits as of December 31, 2024 and 2023. We recognize interest and penalties related to income tax matters in income tax expense. We have no accrual of interest and penalties on the consolidated balance sheets and have not recognized interest and penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2017 to present are subject to examination by U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. We currently have no pending examinations. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets.

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of December 31, 2024, 160,569 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and May 2024. Currently, 2,420,000 shares of Common Stock are reserved for issuance thereunder. As of December 31, 2024, a total of 1,837,463 stock options and other stock awards had been granted under the 2020 Plan and 582,537 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
General and administrative	$4,407	$5,056
Research and development	3,546	4,061
Total stock-based compensation expense	$7,953	$9,117

Stock-based compensation expense by award type during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Stock options	$8,127	$9,079
Stock awards	(174)	38
Total stock-based compensation expense	$7,953	$9,117

Stock Options

Outstanding stock options and related activity during the year ended December 31, 2024 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2023	1,092,343	$45.20	7.28	$302
Granted	975,671	6.90	9.49	—
Exercised	(41,090)	3.00	—	95
Forfeited	(20,902)	77.76	—	—
Expired	(61,770)	—	—	—
Outstanding – December 31, 2024	1,944,252	$27.90	8.24	$59
Vested and exercisable – December 31, 2024	857,384	$46.17	7.18	$45
Vested, exercisable or expected to vest – December 31, 2024	1,944,252	$27.90	8.24	$59

As of December 31, 2024 and 2023, we had approximately $8.3 million and $13.7 million, respectively, of unrecognized stock-based compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.70 years and 2.10 years, respectively. Our unrecognized stock-based compensation costs excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of December 31, 2024. As of December 31, 2023, we had not granted stock options with performance conditions.

The weighted-average grant-date fair value of stock options granted during the year ended  December 31, 2024 and 2023 was $5.95 and $14.60, respectively. The assumptions used to calculate the fair value of stock options granted during the year ended  December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Expected stock price volatility	97.78% –111.49%	96.22% –103.31%
Risk-free interest rate	3.52% –4.58%	3.26% –4.66%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –10.00	5.00 –6.43

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity during the year ended December 31, 2024 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2023	38,943	$194.41
Converted to shares of Common Stock upon vesting	(543)	23.00
Forfeited	(959)	196.84
Unvested balance – December 31, 2024	37,441	$196.84

As of  December 31, 2024, we had no unrecognized stock-based compensation costs related to non-vested stock awards. As of December 31, 2023, we had approximately $11,000 of unrecognized stock-based compensation costs related to non-vested stock award expected to be recognized over a weighted-average period of 0.23 years.

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

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of  December 31, 2024 is as follows, excluding the Contingent Earn-outs due to their nominal fair value:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,002	$—	$—	$7,002
Common stock warrant liabilities	—	—	4,541	4,541
Derivative liabilities	—	—	1,804	1,804

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2023 is as follows:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury securities	$—	$19,884	$—	$19,884
Money market funds	5,113	—	—	5,113
Marketable securities:
U.S. Treasury securities	—	6,179	—	6,179
Common stock warrant liabilities	—	—	1,481	1,481
Clene Nanomedicine contingent earn-out liability	—	—	75	75
Initial Stockholders contingent earn-out liability	—	—	10	10

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the year ended  December 31, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$—	$75	$10
Initial fair value of instruments issued	2,291	1,425	—	—
Change in fair value	702	379	(75)	(10)
Change in 2023 Avenue Warrant fair value pursuant to the Third Amendment, recorded as a debt discount	67	—	—	—
Balance – December 31, 2024	$4,541	$1,804	$—	$—

Changes in the fair value of our Level 3 financial instruments during the year ended  December 31, 2023 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2022	$—	$2,264	$291
Initial fair value of instruments	7,818	—	—
Change in fair value	(6,337)	(2,189)	(281)
Balance – December 31, 2023	$1,481	$75	$10

Valuation of Notes Payable and Convertible Notes Payable

The 2019 MD Loan and 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of the Phantom Shares (see Note 8) which approximates fair value. The 2021 Avenue Loan, 2022 MD Loan, 2022 DHCD Loan, and 2024 SSCP Notes are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates. Our notes payable and convertible notes payable are categorized within Level 3 of the fair value hierarchy.

The SSCPN Derivative Liabilities of the 2024 SSCP Notes met the requirements to be separated from the host contract as derivative instruments measured at fair value. We estimate the fair value of the 2024 SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	December 20,
	2024	2024
Expected stock price volatility	101.50%	100.40%
Risk-free interest rate	4.20%	4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 1.47	0.53 – 1.50
Probability of change of control	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	45.00%	45.00%

Valuation of the Common Stock Warrant Liabilities

The 2023 Avenue Warrant, as amended, is classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2024	2023
Expected stock price volatility	100.20% –101.40%	105.00% –110.00%
Risk-free interest rate	4.20% –4.30%	3.88% –5.03%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.75 –3.50	0.75 –4.50
Probability of change of control	10.00%	25.00%
Probability of dissolution	45.00%	50.00%
Probability of other outcome	45.00%	25.00%

The Tranche A Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) acceptance of a new drug application (“NDA”) by the U.S. Food and Drug Administration (“FDA”) for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2024	2023
Expected stock price volatility	97.80% –101.90%	100.00% –110.00%
Risk-free interest rate	4.20%	4.13% –4.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.71 –1.46	1.08 –2.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	10.00%	25.00%
Probability of dissolution	45.00%	50.00%
Probability of other outcome	25.00%	5.00%

The 2024 Common Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) dissolution of the Company and (ii) another outcome outside of dissolution. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	October 1,
	2024	2024
Expected stock price volatility	107.50%	110.00%
Risk-free interest rate	4.40%	3.50%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.75	5.00
Probability of dissolution	45.00%	55.00%
Probability of other outcome	55.00%	45.00%

Valuation of the Contingent Earn-Out Liabilities

The Contingent Earn-outs are carried at fair value, which is nominal as of December 31, 2024, determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the liabilities’ estimated value. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2024	2023
Expected stock price volatility	99.50%	115.00%
Risk-free interest rate	4.20%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	1.00	2.00

Note 13. Capital Stock

As of December 31, 2024 and 2023, our amended and restated certificate of incorporation authorized us to issue 600,000,000 and 300,000,000 shares of Common Stock, par value $0.0001 per share, respectively; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of December 31, 2024 and 2023, we had 8,089,565 and 6,421,084 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

Common Stock Warrants

We have issued the following outstanding warrants and pre-funded warrants to purchase shares of Common Stock:

						Number of Shares Issuable
						December 31,	December 31,
Date Exercisable	Exercise Price		Expiration		Classification	2024	2023
December 2020	$230.00		December 2025	(1)	Equity	120,375	120,375
December 2020	$230.00		December 2025	(2)	Equity	1,229	1,229
June 2023	$4.6014	(3)	June 2028	(4)	Liability	150,000	150,000
June 2023	$22.00		June 2026	(5)	Liability	2,500,000	2,500,000
June 2023	$30.00		June 2030	(6)	Equity	2,500,000	2,500,000
October 2024	$0.001		None	(7)	Equity	424,358	—
October 2024	$4.82		October 2029	(8)	Liability	1,546,914	—
Total shares						7,242,876	5,271,604

(1)

Represents 120,375 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $330.00 per share for any 20 trading days within a 30-trading day period. As of December 31, 2024 and 2023, no warrants had been exercised.

(2)

Represents 1,229 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of December 31, 2024 and 2023, no warrants had been exercised.

(3)	As of December 31, 2023, the exercise price was $16.00 per share. As of December 31, 2024, the exercise price was reduced to $4.6014 per share pursuant to the Third Amendment.

(4)

Represents 150,000 shares of Common Stock underlying the 2023 Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of December 31, 2024 and 2023, the warrant had not been exercised.

(5)

Represents 2,500,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of December 31, 2024 and 2023, no warrants had been exercised.

(6)

Represents 2,500,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. As of December 31, 2024 and 2023, no warrants had been exercised.

(7)

Represents 424,358 shares of Common Stock underlying the 2024 Pre-Funded Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of December 31, 2024, 17,626 warrants had been exercised for nominal proceeds.

(8)

Represents 1,546,914 shares of Common Stock underlying the 2024 Common Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of December 31, 2024, no warrants had been exercised.

Public Offerings

In June 2023, we sold 2,500,000 units at a sale price of $16.00 per unit pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”). Each unit consisted of (i) one share of Common Stock, (ii) one warrant to purchase one share of Common Stock at an exercise price of $22.00 per share (the “Tranche A Warrants”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $30.00 per share (the “Tranche B Warrants”). The aggregate gross proceeds were $40.0 million, excluding the proceeds, if any, from the exercise of the Tranche A and Tranche B Warrants, and we paid underwriting discounts and commissions of $2.4 million and offering expenses of $0.2 million. The Tranche A Warrants were exercisable immediately and expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. The Tranche B Warrants were exercisable immediately and expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. If we enter into or become party to a fundamental transaction (which generally includes a merger or acquisition; the sale, lease, license, or transfer of all or substantially all of our assets; tender or exchange offers; or a reclassification, reorganization, or recapitalization of our Common Stock), then (i) we or our successor shall purchase all outstanding Tranche A Warrants by paying the holders an amount of cash equal to the Black-Scholes value of the unexercised Tranche A Warrants, and (ii) upon any subsequent exercise of a Tranche B Warrant, the holder shall be entitled to receive, at the option of the holder, the number of shares of common stock of the successor or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrant is exercisable immediately prior to such fundamental transaction. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the Securities and Exchange Commission (“SEC”) on April 26, 2022, a related registration statement pursuant to Rule 462(b) (file number 333-272692), filed with the SEC and effective on June 16, 2023, and a related prospectus supplement. The total fair value of the Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering exceeded the offering proceeds by $14.8 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The underwriting discounts and commissions and offering expenses were allocated to the Common Stock, Tranche A Warrants, and Tranche B Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified Tranche A Warrants recorded as an expense in the consolidated statements of operations and comprehensive loss, and the amounts allocated to the Common Stock and Tranche B Warrants as a reduction to their initial carrying values.

In October 2024, pursuant to a placement agency agreement with Canaccord, we sold 725,000 shares of Common Stock and pre-funded warrants to purchase up to 17,626 shares of Common Stock (the “2024 Pre-Funded Warrants”). The aggregate gross proceeds were approximately $3.5 million, excluding the proceeds, of any, from the exercise of the pre-funded warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective on April 26, 2022, and a related prospectus supplement. Additionally, in separate, concurrent private placements, we also sold 379,930 shares of Common Stock, 2024 Pre-Funded Warrants to purchase up to 424,358 shares of Common Stock, and warrants to purchase up to 1,546,914 shares of Common Stock (the “2024 Common Warrants”). The aggregate gross proceeds from the private placements were approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities, and excludes the proceeds, if any, from the exercise of the 2024 Pre-Funded Warrants and 2024 Common Warrants. The 2024 Pre-Funded Warrants were exercisable immediately at a price of $0.001 per share and expire when exercised in full. The 2024 Common Warrants were exercisable immediately at a price of $4.82 per share and expire five years from issuance. If we enter into or become party to a fundamental transaction (which generally includes a merger or consolidation; the sale, lease, license, assignment, transfer, conveyance, or other disposition of all or substantially all our assets; purchase, tender, or exchange offers; a reclassification, reorganization, or recapitalization of our Common Stock; or a stock or share purchase agreement or other business combination), then the holders of the 2024 Pre-Funded Warrants and 2024 Common Warrants shall be entitled to receive, upon any subsequent exercise, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrant is exercisable immediately prior to such fundamental transaction. Additionally, at the option of the holders of the 2024 Common Warrants, we or our successor shall purchase the 2024 Common Warrants by paying the holders an amount of cash equal to the Black-Scholes value of the unexercised 2024 Common Warrants; provided that, if the fundamental transaction is not within our control, including not approved by our board of directors, the holder shall only be entitled to receive the same consideration (and in the same proportion), at the Black-Scholes value of the unexercised portion of the 2024 Common Warrant, that is being offered and paid to the holders of our Common Stock in connection with the fundamental transaction; provided, further, that if holders of our Common Stock are not offered or paid any consideration in such fundamental transaction, such holders of our Common Stock will be deemed to have received common stock of the successor in such fundamental transaction. The total fair value of the Common Stock, 2024 Pre-Funded Warrants, and 2024 Common Warrants sold in the offerings exceeded the offering proceeds by $2.1 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024. The placement agent fees and offering expenses were allocated to the Common Stock, 2024 Pre-Funded Warrants, and 2024 Common Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified 2024 Common Warrants recorded as an expense in the consolidated statements of operations and comprehensive loss, and the amounts allocated to the Common Stock and 2024 Pre-Funded Warrants as a reduction to their initial carrying values.

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

Pursuant to the ATM Agreement, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested to be sold by us, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of Common Stock, if any. During the years ended years ended  December 31, 2024 and 2023, we sold 504,292 and 144,755 shares of Common Stock, respectively, generated gross proceeds of $2.7 million and $4.5 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively.

Common Stock Purchase Agreement

In March 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of shares of Common Stock, at our sole discretion and subject to certain daily limitations based on our prior day purchase history and the volume and closing price of our Common Stock on Nasdaq, from time to time over a 36-month period commencing on March 7, 2023. The issuance and sale of Common Stock under the Purchase Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of  December 31, 2024 and 2023. During the year ended December 31, 2023, we sold 20,000 shares of Common Stock under our purchase agreement (the “Purchase Agreement”) with Lincoln Park, issued 145 Additional Commitment Shares, and generated proceeds of $0.4 million. We did not effect any sales during any of the other periods presented herein.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the years ended  December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(39,400)	$(49,504)
Denominator:
Weighted average common shares outstanding	6,954,133	5,246,941
Net loss per share attributable to common stockholders – basic and diluted	$(5.67)	$(9.43)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended  December 31, 2024 and 2023 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions that were not satisfied by the end of the period:

	Year Ended December 31,
	2024	2023
Convertible notes payable (see Note 8)	1,209,289	86,635
Common stock warrants (see Note 13)	6,818,518	5,271,604
Options to purchase common stock (see Note 11)	1,944,252	1,092,331
Unvested restricted stock awards (see Note 11)	37,441	38,943
Contingent earn-out shares (see Note 2)	329,628	329,628
Total shares excluded from diluted net loss per share	10,339,128	6,819,141

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

We currently provide, on a non-exclusive basis, an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold under the trade name Zinc Factor™, and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, that is sold by 4Life, on an exclusive basis, under the tradename Gold Factor™ and is subject to royalties. Total revenue under the License and Supply Agreements during the years ended  December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Product revenue from related parties	$235	$462
Royalty revenue from related parties	105	156
Total revenue from related parties	$340	$618

Note 16. Geographic and Segment Information

Geographic Information

All of our long-lived assets, composed of property and equipment, net by location, were held in the U.S. as of  December 31, 2024 and 2023. All of our revenues from external customers were generated in the U.S. during the years ended  December 31, 2024 and 2023.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenues from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the years ended  December 31, 2024 and 2023, these items were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Segment revenue from external customers	$342	$654
Segment operating expenses:
Cost of revenue	70	121
Research and development
CNM-Au8
Amyotrophic lateral sclerosis	3,400	3,867
Multiple sclerosis	239	1,865
Parkinsonʼs disease	(18)	12
Regulatory activities	928	495
General/pre-clinical/non-clinical	375	734
CNM-ZnAg	17	682
Facilities	1,560	1,567
Depreciation	1,379	1,438
Manufacturing	1,130	1,793
Research	48	244
Equipment	116	166
Maintenance	264	114
Information technology	160	159
Personnel	10,114	9,545
Stock-based compensation	3,546	4,061
Grant revenue as a reduction of research and development expense	(3,285)	(178)
Other segment items ‒ Research and development(1)	85	91
General and administrative
Insurance	822	1,593
Legal	822	404
Finance and accounting	761	1,317
Public and investor relations	662	614
Facilities	119	142
Depreciation	266	267
Information technology	300	326
Personnel	4,177	4,239
Stock-based compensation	4,407	5,056
Other segment items ‒ General and administrative(2)	971	460
Segment loss from operations	(33,093)	(40,540)

Reconciliation of segment loss from operations
Adjustments and reconciling items	—	—
Consolidated loss from operations	$(33,093)	$(40,540)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.
(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenues during the years ended  December 31, 2024 and 2023 were predominantly with a single customer, 4Life, through our License and Supply Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net loss before income taxes for the years ended  December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Segment loss from operations	$(33,093)	$(40,540)
Total other income (expense), net(1)	(6,307)	(8,964)
Net loss before income taxes	$(39,400)	$(49,504)

(1)	Represents consolidated total other income (expense), net, as reported on the consolidated statements of operations and comprehensive loss.

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of  December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Total assets:
Products	$15,001	$17,093
Corporate	12,336	35,248
Consolidated	$27,337	$52,341

We had no additions to long-lived assets during the years ended  December 31, 2024 and 2023.

Note 17. Subsequent Events

Subsequent to  December 31, 2024, we sold 501,763 shares of Common Stock, generated gross proceeds of $2.5 million, and paid commissions of $59,000 under the ATM Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2024 and 2023, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

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

Material Weakness Remediation

Management continues to be actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. During 2024, we made the following enhancements to our control environment:

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation” above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, which were identified in connection with management’s evaluation required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a securities trading policy (the “insider trading policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The additional information required by Item is included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Information required by Item is included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item is included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item is included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Information required by Item is included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity (Deficit)
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

4.3	Specimen TOTA Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by Tottenham on July 5, 2018).
4.4	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 16, 2023).
4.5	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on June 16, 2023).
4.6	Form of Amended and Restated Warrant to Purchase Shares of Stock of Clene Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (second of two reports filed on September 30, 2024).
4.7	Form of Registered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.8	Form of Restricted Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.9	Form of Restricted Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (first of two reports filed on September 30, 2024).

10.1#	Clene Inc. Board of Directors Compensation Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2021).
10.2#	Clene Inc. Amended 2020 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2024).
10.3#	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by Chelsea Worldwide Inc. on December 15, 2020).
10.4#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.5#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Morgan Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.6#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Robert Etherington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.8##	Amended and Restated Exclusive Supply Agreement, dated April 25, 2024, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 26, 2024).
10.9##	Amended and Restated License Agreement, dated April 25, 2024, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 26, 2024).
10.10	Security Agreement, dated May 17, 2022, by Clene Nanomedicine, Inc. in favor of the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.11†	Disbursement Agreement, dated May 17, 2022, by and between Clene Nanomedicine, Inc. and the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.12	Promissory Note, dated May 17, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.13	Amended and Restated Promissory Note, dated July August 5, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 15, 2022).
10.14##	Loan Agreement, dated December 8, 2022, by and between the Department of Housing and Community Development, a principal department of the State of Maryland, and Clene Nanomedicine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.15	Promissory Note, dated December 8, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.16##	Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and 100 Chesapeake Blvd LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).
10.17##	Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and Upper Chesapeake Flex One, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).
10.18	Equity Distribution Agreement, dated April 14, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 14, 2022).
10.19	Amendment No. 1 to Equity Distribution Agreement, dated December 19, 2022, by and among Clene Inc. and Canaccord Genuity LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 20, 2022).

10.20##	Purchase Agreement, dated March 3, 2023, by and between Clene Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 3, 2023).
10.21##	Registration Rights Agreement, dated March 3, 2023, by and between Clene Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 3, 2023).
10.22##	FDP Cost Reimbursement Subaward, dated April 3, 2024, by and between Clene Nanomedicine, Inc. and the Trustees of Colombia University in the City of New York (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 9, 2024).
10.23##	Note Purchase Agreement, dated December 17, 2024, by and among Clene Inc., Kensington Clene 2024 LLC, 4Life Research, LLC and La Scala Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 20, 2024).
19*	Clene Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clene Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or agreement.
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

CLENE INC.

Date: March 24, 2025	By:	/s/ Robert Etherington
Robert Etherington
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Etherington	President, Chief Executive Officer and Director	March 24, 2025
Robert Etherington	(Principal Executive Officer)

/s/ Morgan R. Brown	Chief Financial Officer	March 24, 2025
Morgan R. Brown	(Principal Financial and Accounting Officer)

/s/ David J. Matlin	Chairman of the Board	March 24, 2025
David J. Matlin

/s/ Arjun Desai	Director	March 24, 2025
Arjun Desai

/s/ Jonathon T. Gay	Director	March 24, 2025
Jonathon T. Gay

/s/ Shalom Jacobovitz	Director	March 24, 2025
Shalom Jacobovitz

/s/ Matthew Kiernan	Director	March 24, 2025
Matthew Kiernan

/s/ Vallerie V. McLaughlin	Director	March 24, 2025
Vallerie V. McLaughlin

/s/ Alison H. Mosca	Director	March 24, 2025
Alison H. Mosca

/s/ Reed Neil Wilcox	Director	March 24, 2025
Reed Neil Wilcox