Form 10-Q
period 2025-03-31
Clene Inc.
filed 2025-05-07
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-39834

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

The number of shares outstanding of the Registrant’s common stock as of May 5, 2025 was 8,982,747.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,832	$12,155
Accounts receivable	—	64
Inventory	38	68
Prepaid expenses and other current assets	4,801	3,870
Total current assets	14,671	16,157
Restricted cash	58	58
Operating lease right-of-use assets	3,510	3,643
Property and equipment, net	7,075	7,479
TOTAL ASSETS	$25,314	$27,337

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,413	$1,240
Accrued liabilities	5,245	7,766
Operating lease obligations, current portion	985	926
Notes payable, current portion	3,121	359
Total current liabilities	10,764	10,291
Operating lease obligations, net of current portion	3,922	4,132
Notes payable, net of current portion	1,943	4,610
Convertible notes payable	10,970	10,816
Common stock warrant liabilities	2,031	4,541
Derivative liabilities	657	1,804
TOTAL LIABILITIES	30,287	36,194
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 600,000,000 shares authorized; 8,667,770 and 8,089,565 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	277,814	273,194
Accumulated deficit	(282,874)	(282,123)
Accumulated other comprehensive income	86	71
TOTAL STOCKHOLDERS’ DEFICIT	(4,973)	(8,857)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,314	$27,337

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$64	$44
Royalty revenue	17	29
Total revenue	81	73
Operating expenses:
Cost of revenue	20	16
Research and development	1,481	5,869
General and administrative	2,656	3,420
Total operating expenses	4,157	9,305
Loss from operations	(4,076)	(9,232)
Other income (expense), net:
Interest income	81	359
Interest expense	(608)	(1,244)
Change in fair value of common stock warrant liabilities	2,510	(1,309)
Change in fair value of derivative liabilities	1,147	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	53
Change in fair value of Initial Stockholders contingent earn-out liability	—	7
Research and development tax credits and unrestricted grants	195	286
Total other income (expense), net	3,325	(1,848)
Net loss before income taxes	(751)	(11,080)
Income tax expense	—	—
Net loss	$(751)	$(11,080)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$—	$(4)
Foreign currency translation adjustments	15	(55)
Total other comprehensive income (loss)	15	(59)
Comprehensive loss	$(736)	$(11,139)

Net loss per share – basic and diluted	$(0.09)	$(1.73)
Weighted average common shares used to compute basic and diluted net loss per share	8,824,673	6,421,362

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2024	8,089,565	$1	$273,194	$(282,123)	$71	$(8,857)
Issuance of common stock	578,205	—	2,673	—	—	2,673
Stock-based compensation expense	—	—	1,947	—	—	1,947
Foreign currency translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(751)	—	(751)
Balances at March 31, 2025	8,667,770	$1	$277,814	$(282,874)	$86	$(4,973)

Balances at December 31, 2023	6,421,084	1	255,913	(242,723)	199	13,390
Stock-based compensation expense	—	—	2,013	—	—	2,013
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Net loss	—	—	—	(11,080)	—	(11,080)
Balances at March 31, 2024	6,421,627	$1	$257,926	$(253,803)	$140	$4,264

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(751)	$(11,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	404	420
Non-cash lease expense	133	122
Change in fair value of common stock warrant liabilities	(2,510)	1,309
Change in fair value of derivative liabilities	(1,147)	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	(53)
Change in fair value of Initial Stockholders contingent earn-out liability	—	(7)
Stock-based compensation expense	1,947	2,013
Accretion of debt discount	237	367
Non-cash interest income on marketable securities	—	(81)
Non-cash interest expense on notes payable	12	91
Changes in operating assets and liabilities:
Accounts receivable	64	79
Inventory	30	—
Prepaid expenses and other current assets	(931)	(428)
Accounts payable	173	141
Accrued liabilities	(2,521)	185
Operating lease obligations	(151)	(160)
Net cash used in operating activities	(5,011)	(7,082)
Cash flows from investing activities:
Purchases of marketable securities	—	(6,168)
Proceeds from maturities of marketable securities	—	6,250
Purchases of property and equipment	—	(11)
Net cash provided by investing activities	—	71
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	2,673	—
Payments of finance lease obligations	—	(19)
Net cash provided by (used in) financing activities	2,673	(19)
Effect of foreign exchange rate changes on cash and restricted cash	15	(59)
Net decrease in cash, cash equivalents and restricted cash	(2,323)	(7,089)
Cash, cash equivalents and restricted cash – beginning of period	12,213	28,879
Cash, cash equivalents and restricted cash – end of period	$9,890	$21,790

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9,832	$21,732
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$9,890	$21,790

Supplemental cash flow information:
Cash paid for interest expense	$359	$784

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

Going Concern

We incurred a loss from operations of $4.1 million and $9.2 million for the three months ended March 31, 2025 and 2024, respectively. Our accumulated deficit was $282.9 million and $282.1 million as of March 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents totaled $9.8 million and $12.2 million as of March 31, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $5.0 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three months ended March 31, 2025, we generated $2.7 million of gross proceeds from our equity distribution agreement and subsequent to March 31, 2025, we generated $0.9 million of gross proceeds from our equity distribution agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three months ended March 31, 2025 and 2024 are unaudited.

Results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $23,000 in raw materials and $15,000 in finished goods as of March 31, 2025, and $53,000 in raw material and $15,000 in finished goods as of December 31, 2024. Inventory relates to our dietary supplement products.

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

Contingent Earn-Out Liabilities

In connection with the Reverse Recapitalization, certain Clene Nanomedicine stockholders are entitled to receive additional shares of Common Stock (the “Clene Nanomedicine Contingent Earn-out”) as follows: (i) 166,928 shares if (a) the volume-weighted average price (“VWAP”) of our Common Stock equals or exceeds $300.00 (the “Milestone 1 Price”) in any twenty trading days within a thirty trading day period within three years of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 1 Price if a change of control transaction occurs within three years of the closing of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 1”); (ii) 125,200 shares if (a) the VWAP of our Common Stock equals or exceeds $400.00 (the “Milestone 2 Price”) in any twenty trading days within a thirty trading day period within five years of the closing of the Reverse Recapitalization or (b) the change of control price equals or exceeds the Milestone 2 Price if a change of control transaction occurs within five years of the Reverse Recapitalization (the requirements in (a) and (b) collectively, “Milestone 2”). If Milestone 1 is not achieved but Milestone 2 is achieved, the Clene Nanomedicine stockholders will receive additional shares equal to Milestone 1. Tottenham’s former officers, directors, sponsor, and public stockholders (the “Initial Stockholders”) are entitled to receive earn-out shares (the “Initial Stockholders Contingent Earn-out,” and collectively with the Clene Nanomedicine Contingent Earn-out, the “Contingent Earn-outs”) as follows: (i) 18,750 shares upon the achievement of Milestone 1; and (ii) 18,750 shares upon achievement of Milestone 2. Milestone 1 was not achieved but if Milestone 2 is achieved, the Initial Stockholders will receive additional shares equal to Milestone 1.

In accordance with ASC 815, the Contingent Earn-outs are not indexed to our own stock and therefore were accounted for as a liability at the Reverse Recapitalization date and are subsequently remeasured to fair value at each reporting date with changes recorded as a component of other income (expense), net. As of March 31, 2025 and December 31, 2024, the Contingent Earn-outs had no value as determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development or general and administrative expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development and general and administrative expenses totaling $4.3 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8® treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. Subawards are awarded annually and subaward funds are paid to us as reimbursement for expenditures to support the ACT-EAP. Subawards for the first two years of the ACT-EAP totaled $7.3 million and $8.0 million, respectively. We recognized grant revenue totaling $4.3 million and $0 during the three months ended March 31, 2025 and 2024, respectively, which we recognized as a reduction of research and development and general and administrative expenses.

Foreign Currency Translation and Transactions

Our functional and reporting currency is the U.S. dollar (“USD”). Clene Australia and Clene Netherlands determined their functional currencies to be the Australian dollar and Euro, respectively. The results of our foreign currency operations are translated into USD at the average exchange rates during the period, assets and liabilities are translated using the exchange rate as of the balance sheet date, and stockholders’ deficit is translated using historical rates. Adjustments from the translation of the results of our foreign currency operations are excluded from net loss and are accumulated in a separate component of stockholders’ deficit. We also incur foreign exchange transaction gains and losses for purchases denominated in foreign currencies. Foreign exchange transaction gains and losses are included in other income (expense), net, as incurred.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The only elements of other comprehensive loss in any periods presented were the translation of foreign currency denominated balances of Clene Australia and Clene Netherlands to USD for consolidation and the unrealized loss on available-for-sale securities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires that public entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB clarified the effective date of ASU 2024-03 with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03.

Note 3. Cash, Cash Equivalents, and Marketable Securities

Available-for-Sale Securities

Available-for-sale securities as of March 31, 2025 were as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$6,579	$—	$—	$6,579
Total cash equivalents	6,579	—	—	6,579
Cash	3,253	—	—	3,253
Total cash and cash equivalents	$9,832	$—	$—	$9,832

Available-for-sale securities as of  December 31, 2024 were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$7,002	$—	$—	$7,002
Total cash equivalents	7,002	—	—	7,002
Cash	5,153	—	—	5,153
Total cash and cash equivalents	$12,155	$—	$—	$12,155

We had no realized gains or losses from the sale of available-for-sale securities during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, we did not have any allowance for credit losses or impairments of available-for-sale securities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Metals to be used in research and development	$1,971	$1,849
Grants receivable	989	—
Prepaid clinical and CRO expenses	973	1,557
Research and development tax credits receivable	522	327
Other	346	137
Total prepaid expenses and other current assets	$4,801	$3,870

Note 5. Property and Equipment, Net

Property and equipment, net, as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Lab equipment	$3,437	$3,437
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,298	1,298
	15,355	15,355
Less accumulated depreciation	(8,280)	(7,876)
Total property and equipment, net	$7,075	$7,479

Depreciation expense recorded in research and development expense and general and administrative expense during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$66	$66
Research and development	338	354
Total depreciation expense	$404	$420

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$4,093	$4,079
Deferred grants	455	2,665
Accrued CRO and clinical fees	503	771
Other	194	251
Total accrued liabilities	$5,245	$7,766

Note 7. Leases

We lease laboratory and office space and certain laboratory equipment under non-cancellable operating leases. The carrying value of our right-of-use lease assets is substantially concentrated in our real estate leases, while the volume of lease agreements is primarily concentrated in equipment leases. We expect that, in the normal course of business, the existing leases will be renewed or replaced by similar leases.

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

As of March 31, 2025 and December 31, 2024, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 5.2 years and 5.5 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of March 31, 2025 was as follows:

(in thousands)	Operating Leases
2025 (remainder)	$1,101
2026	1,236
2027	1,133
2028	1,093
2029	649
2030	623
Thereafter	422
Total minimum lease payments	6,257
Less amount representing interest/discounting	(1,350)
Present value of minimum lease payments	4,907
Less lease obligations, current portion	(985)
Lease obligations, net of current portion	$3,922

Components of Lease Cost

The components of lease costs for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Finance lease amortization	$—	$27
Operating lease costs	253	254
Variable lease costs	81	53
Total lease costs	$334	$334

Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating cash flows from operating leases	$(334)	$(307)
Financing cash flows from finance leases	$—	$(19)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of March 31, 2025 and December 31, 2024 was as follows:

	Stated	March 31,	December 31,
(in thousands, except interest rates)	Interest Rate	2025	2024
Notes payable:
Advance Cecil, Inc. (commenced April 2019)	8.00%	$148	$146
Maryland DHCD (commenced February 2019)	8.00%	744	734
Maryland DHCD (commenced May 2022)	6.00%	1,083	1,083
Senior Secured Promissory Notes (commenced December 2024)	12.00%	3,537	3,537
		5,512	5,500
Unamortized discount and debt issuance costs		(448)	(531)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(3,121)	(359)
Notes payable, net of current portion		$1,943	$4,610

Convertible notes payable:
Maryland DHCD (commenced December 2022)	6.00%	$5,312	$5,312
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	6,500	6,500
		11,812	11,812
Unamortized discount and debt issuance costs		(842)	(996)
Convertible notes payable		$10,970	$10,816

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of March 31, 2025 and December 31, 2024, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $2,000 and $2,000 during the three months ended March 31, 2025 and 2024, respectively.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of  March 31, 2025 and  December 31, 2024, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $10,000 and $10,000 during the three months ended March 31, 2025 and 2024, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). As of March 31, 2025, we had drawn $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of March 31, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. We recognized interest expense of $15,000 and $15,000 during the three months ended March 31, 2025 and 2024, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of March 31, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. During the three months ended March 31, 2025 and 2024, we recognized (i) total interest expense of $0.1 million and $0.1 million, respectively; (ii) coupon interest expense of $0.1 million and $0.1 million, respectively; and (iii) amortization of debt issuance costs of $3,000 and $3,000, respectively; and the effective interest rate was 5.99% and 5.99%, respectively.

Avenue Loan

In May 2021, we entered into a term loan agreement (the “2021 Avenue Loan”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”) for up to $30.0 million, bearing interest at a variable rate equal to (i) the greater of (a) the prime rate or (b) 3.25%, plus (ii) 6.60%. We borrowed $15.0 million in May 2021 plus $5.0 million in September 2021 (“Tranche 1”), and the remaining $10.0 million (“Tranche 2”) was not drawn and expired. At inception, we incurred $0.8 million of debt issuance costs of which $47,000 related to liability-classified warrants was expensed immediately and the remainder was recorded as a debt discount. Payments were interest-only for the first 12 months and the interest-only period was extended for (i) 12 months due to our achievement of certain clinical trial milestones, plus (ii) an additional 12 months (through June 30, 2024), pursuant to an amendment in June 2023 (the “Second Amendment”), due to our receipt of at least $35.0 million from the sale and issuance of Common Stock in a public offering in June 2023 (“Equity Milestone 1”). Following the interest-only period, from July 2024 to September 2024, we made equal monthly principal installments of $3.3 million plus interest at the variable rate then in effect.

On September 30, 2024, we entered into an amendment (the “Third Amendment”) that (i) reduced the October 2024 principal installment from $3.3 million to $2.0 million, plus interest at the applicable variable rate, (ii) reduced the November 2024 and December 2024 principal installments from $3.3 million to $0.5 million each, plus interest at the applicable variable rate, and (iii) delayed the maturity date of the loan from December 1, 2024 to April 1, 2025. However, we repaid the 2021 Avenue Loan in full on December 20, 2024 (the “Termination Date”) with the proceeds from the 2024 SSCP Notes (discussed below). The total repayment amount was approximately $7.9 million and included (i) the total outstanding balance of principal and accrued interest, (ii) a final payment of 4.25% of funded principal, equal to $0.9 million (the “Final Payment”), which was previously recorded as a debt premium at the inception of the 2021 Avenue Loan, and (iii) an early termination fee of 1% of the balance of outstanding principal. We recorded a loss on extinguishment of $0.2 million during the year ended December 31, 2024.

We recognized interest expense of $1.1 million during the three months ended March 31, 2024. Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired in May 2024 and was not exercised. For the convertible portion of the 2021 Avenue Loan, during the three months ended March 31, 2024, and prior to the expiration of the Avenue Conversion Feature in May 2024, we recognized (i) total interest expense of $0.3 million, (ii) coupon interest expense of $0.2 million, and (iii) amortization of debt discount and issuance costs of $0.1 million, and the effective interest rate was 22.79%.

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

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%. The 2024 SSCP Notes were sold to related parties, including: (i) an entity controlled by a member of our board of directors, (ii) 4Life, and (iii) an entity controlled by the chairman of 4Life who is also a board member of a subsidiary of Clene (collectively, the “Holders”). Pursuant to the Note Purchase Agreement, we first used the 2024 SSCP Note proceeds to satisfy our obligations under the 2021 Avenue Loan. The 2024 SSCP Notes expire on the earlier of (i) June 20, 2026 or (ii) upon a change in control transaction. Payments are interest-only for the first 12 months, followed by monthly principal installments totaling $1.0 million per month until the maturity date, upon which date the remaining principal and accrued and unpaid interest shall be due. We recorded debt issuance costs of $1.5 million as a debt discount. We recognized interest expense of $0.3 million during the three months ended March 31, 2025, and as of March 31, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $37,000 and $37,000, respectively, and is recorded as part of the carrying amount of the notes.

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

The Holders may, in their sole discretion, convert up to 65% of outstanding principal into the number of shares of our Common Stock equal to the outstanding principal to be converted divided by $5.668 (the “SSCPN Conversion Feature”). Notwithstanding, in the event a Holder declines to convert its pro rata share of outstanding principal, the remaining Holders may convert additional amounts, provided that no converted principal among all 2024 SSCP Notes exceeds $6.5 million. In the event of a change in control or any bankruptcy, liquidation, or other restructuring process, the Holders may, at their option, (i) convert up to 65% of outstanding principal into Common Stock, (ii) receive a cash payment equal to 115% of the outstanding principal, or (iii) any combination thereof, prior to such monetization event, before any security or claim junior to the 2024 SSCP Notes shall receive any proceeds from such monetization event (the “SSCPN Redemption Feature,” collectively with the SSCPN Conversion Feature and SSCPN Default Feature, the “SSCPN Derivative Liabilities”). The SSCPN Derivative Liabilities met the requirements to be separated as derivative instruments and measured at fair value (see Note 12). The issuance date fair value of the SSCPN Derivative Liabilities was $1.4 million and was recorded as a debt discount. For the convertible portion of the 2024 SSCP Notes, during the three months ended March 31, 2025, we recognized (i) total interest expense of $0.3 million, (ii) coupon interest expense of $0.2 million, and (iii) amortization of debt issuance costs of $0.2 million, and (iv) the effective interest rate was 24.65%.

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

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, and without giving effect to any potential future exercise of equity conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	Total
2025 (remainder)	$—	$—	$347	$—	$—	347
2026	—	—	369	—	10,000	10,369
2027	—	—	317	—	—	317
2028	—	—	—	5,000	—	5,000
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	500	100	—	—	—	600
Total debt principal payments	500	100	1,033	5,000	10,000	16,633
Accrued and unpaid interest	244	48	50	312	37	691
Unamortized discount and debt issuance costs	—	—	(14)	(35)	(1,241)	(1,290)
Future debt payments, net	$744	$148	$1,069	$5,277	$8,796	$16,034

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

As of March 31, 2025 and December 31, 2024, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.2 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received two grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) for our VISIONARY-MS clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) for our REPAIR-MS clinical trial. Pursuant to the grants, if we make future commercial sales of CNM-Au8 for MS, we will repay: (i) 50% of the grants upon the first commercial sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with a maximum repayment of 450% of the grants if all milestones are achieved. If NMSS has not yet received aggregate repayments equal to 300% of the 2019 Grant or 150% of the 2023 Grant, then the following events will trigger repayment of 300% of the 2019 Grant, or $1.0 million, and 150% of the 2023 Grant, or $1.0 million, less any amounts previously paid: (i) sale of all or substantially all of our assets and business, (ii) sale of any portion of our assets and business including CNM-Au8 for MS treatment, (iii) exclusive licensing of our intellectual property claiming CNM-Au8 for MS treatment, (iv) a collaboration with a third-party to develop CNM-Au8 for MS treatment (2019 Grant only), or (v) licensing of our commercialization rights to CNM-Au8 for MS treatment (2023 Grant only). As of March 31, 2025, we have not met any of the above milestones. We account for these provisions in accordance with ASC 450, Contingencies. We assessed the likelihood of each event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities that were not probable as of March 31, 2025, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.0 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$(701)	$(11,039)
Foreign	(50)	(41)
Net loss before income taxes	$(751)	$(11,080)

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2018 to present are subject to examination by the U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. There are currently no pending examinations. We compute our quarterly income tax provision by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets.

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of March 31, 2025, 160,569 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023 and May 2024. Currently, 2,420,000 shares of Common Stock are reserved for issuance thereunder. As of March 31, 2025, a total of 2,154,335 stock options and other stock awards had been granted under the 2020 Plan, and 265,665 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$1,001	$1,136
Research and development	946	877
Total stock-based compensation expense	$1,947	$2,013

Stock-based compensation expense by award type during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options	$1,947	$2,002
Stock awards	—	11
Total stock-based compensation expense	$1,947	$2,013

Stock Options

Outstanding stock options and related activity during the three months ended March 31, 2025 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2024	1,944,252	$27.90	8.24	$59
Granted	317,455	4.25	9.91	—
Forfeited	(583)	37.92	—	—
Outstanding – March 31, 2025	2,261,124	$24.58	8.27	$—
Vested and exercisable – March 31, 2025	967,207	$43.48	7.15	$—
Vested, exercisable or expected to vest – March 31, 2025	2,261,124	$24.58	8.27	$—

As of March 31, 2025 and December 31, 2024, we had approximately $7.5 million and $8.3 million, respectively, of unrecognized stock-based compensation costs related to unvested stock options that is expected to be recognized over a weighted-average period of 1.90 years and 1.70 years, respectively. Our unrecognized stock-based compensation costs excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of  March 31, 2025 and December 31, 2024.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $3.57 and $6.71, respectively. The assumptions used to calculate the fair value of stock options granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Expected stock price volatility	105.16% –110.25%	99.99%
Risk-free interest rate	4.05% –4.24%	4.04%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –6.25	5.00

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. We had no activity related to outstanding stock awards during the three months ended March 31, 2025. As of March 31, 2025, we had 37,441 unvested stock awards with a weighted average grant date fair value of $196.84. As of March 31, 2025 and  December 31, 2024, we had no unrecognized stock-based compensation cost related to unvested stock awards.

Note 12. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of March 31, 2025 was as follows:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,579	$—	$—	$6,579
Common stock warrant liabilities	—	—	2,031	2,031
Derivative liabilities	—	—	657	657

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2024 was as follows:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,002	$—	$—	$7,002
Common stock warrant liabilities	—	—	4,541	4,541
Derivative liabilities	—	—	1,804	1,804

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the three months ended March 31, 2025 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2024	$4,541	$1,804
Change in fair value	(2,510)	(1,147)
Balance – March 31, 2025	$2,031	$657

Changes in the fair value of our Level 3 financial instruments during the three months ended March 31, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$75	$10
Change in fair value	1,309	(53)	(7)
Balance – March 31, 2024	$2,790	$22	$3

Valuation of Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable are categorized within Level 3 of the fair value hierarchy. The 2019 MD Loan and 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of the Phantom Shares (see Note 8), which approximates fair value. The 2022 MD Loan and 2022 DHCD Loan are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates.

The 2024 SSCP Notes are carried their amortized cost of $8.8 million and $8.6 million as of  March 31, 2025 and  December 31, 2024, respectively. As of  December 31, 2024, amortized cost approximated fair value but as of  March 31, 2025, amortized cost did not approximate fair value. The fair value, excluding the SSCPN Derivative Liabilities, was approximately $7.8 million. The SSCPN Derivative Liabilities met the requirements to be separated from the 2024 SSCP Notes as derivative instruments measured at fair value. We estimate the fair value of the 2024 SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2025	2024
Expected stock price volatility	91.20%	101.50%
Risk-free interest rate	4.00% –4.10%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.42 –1.22	0.50 –1.47
Probability of change of control	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	45.00%	45.00%

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

	March 31,	December 31,
	2025	2024
Expected stock price volatility	95.90% –98.50%	100.20% –101.40%
Risk-free interest rate	3.90% –4.10%	4.20% –4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.83 –3.25	0.75 –3.50
Probability of change of control	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	45.00%	45.00%

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

	March 31,	December 31,
	2025	2024
Expected stock price volatility	91.10% –100.00%	97.80% –101.90%
Risk-free interest rate	4.00% –4.30%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.38 –1.21	0.71 –1.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	25.00%	25.00%

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

	March 31,	December 31,
	2025	2024
Expected stock price volatility	105.00%	107.50%
Risk-free interest rate	3.90%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.50	4.75
Probability of dissolution	45.00%	45.00%
Probability of other outcome	55.00%	55.00%

Note 13. Capital Stock

As of March 31, 2025 and December 31, 2024, our amended and restated certificate of incorporation authorized us to issue 600,000,000 shares of Common Stock, par value $0.0001 per share; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of March 31, 2025 and December 31, 2024, we had 8,667,770 and 8,089,565 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

Common Stock Warrants

We have issued the following outstanding warrants and pre-funded warrants to purchase shares of Common Stock:

					Number of Shares Issuable
					March 31,	December 31,
Date Exercisable	Exercise Price	Expiration		Classification	2025	2024
December 2020	$230.00	December 2025	(1)	Equity	120,375	120,375
December 2020	$230.00	December 2025	(2)	Equity	1,229	1,229
June 2023	$4.6014	June 2028	(3)	Liability	150,000	150,000
June 2023	$22.00	June 2026	(4)	Liability	2,500,000	2,500,000
June 2023	$30.00	June 2030	(5)	Equity	2,500,000	2,500,000
October 2024	$0.001	None	(6)	Equity	424,358	424,358
October 2024	$4.82	October 2029	(7)	Liability	1,546,914	1,546,914
Total shares					7,242,876	7,242,876

(1)

Represents 120,375 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $330.00 per share for any 20 trading days within a 30-trading day period. As of March 31, 2025 and December 31, 2024, no warrants had been exercised.

(2)

Represents 1,229 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of March 31, 2025 and December 31, 2024, no warrants had been exercised.

(3)

Represents 150,000 shares of Common Stock underlying the 2023 Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of March 31, 2025 and December 31, 2024, the warrant had not been exercised.

(4)

Represents 2,500,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche A Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. As of March 31, 2025 and December 31, 2024, no warrants had been exercised.

(5)

Represents 2,500,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche B Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. As of March 31, 2025 and December 31, 2024, no warrants had been exercised.

(6)

Represents 424,358 shares of Common Stock underlying the 2024 Pre-Funded Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of March 31, 2025 and December 31, 2024, 17,626 warrants had been exercised for nominal proceeds.

(7)

Represents 1,546,914 shares of Common Stock underlying the 2024 Common Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of March 31, 2025 and December 31, 2024, no warrants had been exercised.

Public Offerings

In October 2024, pursuant to a placement agency agreement with Canaccord Genuity LLC (“Canaccord”), we sold 725,000 shares of Common Stock and pre-funded warrants to purchase up to 17,626 shares of Common Stock (the “2024 Pre-Funded Warrants”). The aggregate gross proceeds were approximately $3.5 million, excluding the proceeds, of any, from the exercise of the pre-funded warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective on April 26, 2022, and a related prospectus supplement. Additionally, in separate, concurrent private placements, we also sold 379,930 shares of Common Stock, 2024 Pre-Funded Warrants to purchase up to 424,358 shares of Common Stock, and warrants to purchase up to 1,546,914 shares of Common Stock (the “2024 Common Warrants”). The aggregate gross proceeds from the private placements were approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities, and excludes the proceeds, if any, from the exercise of the 2024 Pre-Funded Warrants and 2024 Common Warrants. The 2024 Pre-Funded Warrants were exercisable immediately at a price of $0.001 per share and expire when exercised in full. The 2024 Common Warrants were exercisable immediately at a price of $4.82 per share and expire five years from issuance. The total fair value of the Common Stock, 2024 Pre-Funded Warrants, and 2024 Common Warrants sold in the offerings exceeded the offering proceeds by $2.1 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity during the year ended December 31, 2024. The placement agent fees and offering expenses were allocated to the Common Stock, 2024 Pre-Funded Warrants, and 2024 Common Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified 2024 Common Warrants recorded as an expense and the amounts allocated to the Common Stock and 2024 Pre-Funded Warrants as a reduction to their initial carrying values.

Common Stock Sales Agreement

In April 2022, we entered into the an equity distribution agreement (the “2022 ATM Agreement”), which we amended in December 2022. Canaccord acts as placement agent and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement, which expired on April 26, 2025.

Pursuant to the 2022 ATM Agreement, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of Common Stock, if any. During the three months ended March 31, 2025, we sold 578,205 shares of Common Stock, generated gross proceeds of $2.7 million, and paid commissions of $0.1 million. We did not effect any sales during any of the other periods presented herein.

Common Stock Purchase Agreement

On March 3, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of shares of Common Stock at our sole discretion and subject to certain daily limitations based on our prior day purchase history and the volume and closing price of our Common Stock on Nasdaq, from time to time over a 36-month period commencing on March 7, 2023. The issuance and sale of Common Stock under the Purchase Agreement is made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022. On June 16, 2023, we suspended and terminated the prospectus supplement related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of March 31, 2025 and  December 31, 2024. We did not effect any sales during the periods presented herein.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(751)	$(11,080)
Denominator:
Weighted average common shares outstanding	8,824,673	6,421,362
Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(1.73)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2025	2024
Convertible notes payable (see Note 8)	1,209,289	86,635
Common stock warrants (see Note 13)	6,818,518	5,271,604
Options to purchase common stock (see Note 11)	2,261,124	1,099,277
Unvested restricted stock awards (see Note 11)	37,441	38,400
Contingent earn-out shares (see Note 2)	329,628	329,628
Total shares excluded from diluted net loss per share	10,656,000	6,825,544

Note 15. Related Party Transactions

Supply and License Agreements

In August 2018, we entered into an exclusive supply agreement (the “Supply Agreement”) and license agreement (the “License Agreement”) in conjunction with 4Life’s investment in the Series C preferred stock and warrants of our predecessor. On April 25, 2024, we entered into an amendment to the Supply Agreement and License Agreement (the “Amended 4Life Agreements”). The Amended 4Life Agreements contain the following terms:

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

We currently provide, on a non-exclusive basis, an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold under the trade name Zinc Factor™, and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, that is sold by 4Life, on an exclusive basis, under the trade name Gold Factor™ and is subject to royalties. Total revenue under the Supply and License Agreements during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Product revenue from related parties	$63	$43
Royalty revenue from related parties	17	29
Total revenue from related parties	$80	$72

Note 16. Geographic and Segment Information

Geographic Information

All of our long-lived assets, composed of property and equipment, net by location, were held in the U.S. as of March 31, 2025 and  December 31, 2024. All of our revenues from external customers were generated in the U.S. during the three months ended March 31, 2025 and 2024.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenues from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the three months ended March 31, 2025 and 2024, these items were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Segment revenue from external customers	$81	$73
Segment operating expenses:
Cost of revenue	20	16
Research and development:
CNM-Au8:
Amyotrophic lateral sclerosis	1,343	770
Multiple sclerosis	25	92
Regulatory activities	130	340
General/pre-clinical/non-clinical	63	128
CNM-ZnAg	—	13
Facilities	419	381
Depreciation	338	354
Manufacturing	83	239
Research	5	175
Equipment	14	29
Maintenance	32	20
Information technology	65	37
Personnel	2,160	2,664
Stock-based compensation	946	877
Grant revenue as a reduction of research and development expense	(4,167)	(279)
Other segment items ‒ Research and development(1)	25	29
General and administrative:
Insurance	181	186
Legal	148	75
Finance and accounting	310	249
Public and investor relations	111	234
Facilities	30	32
Depreciation	66	66
Information technology	49	79
Personnel	832	1,096
Stock-based compensation	1,001	1,136
Grant revenue as a reduction of general and administrative expense	(163)	—
Other segment items ‒ General and administrative(2)	91	267
Segment income (loss) from operations	(4,076)	(9,232)

Reconciliation of segment loss from operations:
Adjustments and reconciling items	—	—
Consolidated loss from operations	$(4,076)	$(9,232)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.
(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenues during the three months ended March 31, 2025 and 2024 were predominantly with a single customer, 4Life, through our License and Supply Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net loss before income taxes for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Segment loss from operations	$(4,076)	$(9,232)
Total other income (expense), net(1)	3,325	(1,848)
Net loss before income taxes	$(751)	$(11,080)

(1)	Represents consolidated total other income (expense), net, as reported on the consolidated statements of operations and comprehensive loss.

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of March 31, 2025 and  December 31, 2024 were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Total assets:
Products	$15,318	$15,001
Corporate	9,996	12,336
Consolidated	$25,314	$27,337

Additions to long-lived assets during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Products	$—	$11
Corporate	—	—
Consolidated	$—	$11

Note 17. Subsequent Events

On April 28, 2025, we entered into an equity distribution agreement (the “2025 ATM Agreement,” and collectively with the the 2022 ATM Agreement, the “ATM Agreements”) with Canaccord pursuant to which Canaccord acts as placement agent and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025, and a related prospectus supplement. Subsequent to  March 31, 2025, we sold 287,927 shares of Common Stock, generated gross proceeds of $0.9 million, and paid commissions of $13,000 under our ATM Agreements.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In December 2024, we announced that we recently received written guidance from the Division of Neurology 1 (“DN1”) of the U.S. Food and Drug Administration (“FDA”) regarding a potential accelerated approval pathway for CNM-Au8® in ALS. As announced previously in September 2024, we were initially advised that the data presented in our briefing package for CNM-Au8 was not adequate to support an NDA submission under the accelerated approval pathway. However, following our November 2024 meeting with DN1 and presentation of additional data and analyses, the FDA provided guidance on a potential path to meet the regulatory standard for substantial evidence of effectiveness supporting accelerated approval. The FDA recommended that we investigate whether additional data from our ongoing compassionate use Expanded Access Programs (“EAPs”) could be leveraged to substantiate the effect of CNM-Au8 on neurofilament light (“NfL”) decline. We intend to follow the FDA’s recommendation to provide data from the ongoing EAPs and believe we can address the FDA’s requests. The additional NfL biomarker collection and analyses to support NDA submission will occur during the third quarter of 2025, as summarized below:

●

NfL biomarker analyses—Provide supportive evidence of NfL declines in participants from our ongoing FDA-authorized compassionate-use EAPs. We will meet with the FDA in the second quarter of 2025 to review and finalize our statistical analysis plan for the EAP NfL biomarker analyses.

●	Survival pharmacometric modeling—Provide analyses of NfL and related disease-specific biomarkers linked to clinical survival benefit and clinical changes from the Phase 2 trial data.

●	Additional ALS-specific biomarkers—Provide analyses of additional ALS-disease specific biomarkers to support the pharmacodynamic activity of CNM-Au8 for treatment of ALS.

The FDA noted that whether NfL can serve as a reasonably likely surrogate endpoint for the effects of CNM-Au8 in ALS and whether the magnitude of change observed on NfL in patients treated with CNM-Au8 is reasonably likely to predict clinical benefit for ALS would be a matter of review. In preparation for a potential NDA submission in the fourth quarter of 2025 with the accelerated approval request, we plan to commence a confirmatory Phase 3 trial, RESTORE-ALS, in the second half of 2025. The trial is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint). We have submitted the RESTORE-ALS trial protocol to the FDA and the FDA review process is ongoing.

Multiple Sclerosis

We have initiated a second dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in non-active progressive MS patients. Enrollment concluded in January 2025 with topline results expected in mid-2025. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We expect to meet with the FDA in an end of Phase 2 meeting in the third quarter of 2025.

In April 2025, we announced new evidence of remyelination and neuronal repair in MS participants following treatment with CNM-Au8 30 mg from analyses of the long-term open-label extension of the VISIONARY-MS clinical trial. The post hoc analyses identify consistent anatomical and physiologic effects within the same trial participants resulting in cognition and vision improvement for people living with MS. The analyses highlight significant and clinically meaningful improvements in cognition and visual function, supported by corresponding objective biomarkers, including advanced magnetic resonance imaging (“MRI”) diffusion tensor imaging (“DTI”) and multi-focal visual evoked potential (“mf-VEP”) assessments. Key findings from the analyses included:

●

MRI DTI metrics (axial diffusivity (“AD”) and magnetization transfer ratio (“MTR”)—structural markers associated with neuronal repair and remyelination) confirmed improvements in the brain’s neuronal structure consistent with remyelination and repair among MS participants receiving CNM-Au8; and

●

mf-VEP metrics (VEP latency and amplitude—functional markers associated with remyelination and neuronal repair) confirmed improvements in the visual system and related to cognitive function among MS participants receiving CNM-Au8.

Both the low contrast letter acuity (“LCLA”) vision—a visual measure associated with vision-specific quality of life and overall MS disability—and symbol digit modality test (“SDMT”)—a benchmark for working memory and cognitive processing speed in MS—improved in CNM-Au8 participants, results that have not been previously documented in MS clinical trials of other repair candidate drugs. Importantly, these clinical improvements correlated with objective biomarker measurements including:

●	96% of participants who were LCLA responders, showing visual improvement, also demonstrated improvement in MRI DTI metrics (AD and/or MTR), evidencing repair and remyelination;

●	91% of LCLA visual responders exhibited mf-VEP improvements in latency (conduction velocity) and/or amplitude (signal strength);

○	VEP provides an objective measure of visual circuit pathway, further supporting functional recovery linked to repair and remyelination; and

●

98% of SDMT responders with improved cognition had corresponding improvements in MRI DTI  metrics AD and/or MTR, substantiating that the cognitive enhancement was associated with repair and remyelination.

These results are also consistent with previous neuronal and clinical improvement observed in the double-blind period of VISIONARY-MS, while also reinforcing the long-term benefits of the novel therapeutic mechanism of CNM-Au8. CNM-Au8 supports critical repair processes within neurons and oligodendrocytes, leading to improved neurological function and remyelination, as previously documented.

The chart below reflects the growing body of evidence for CSN therapeutics from our completed and ongoing clinical programs.

Recent Competition Update

Despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In early 2025, the topline results were announced for two regimens of the HEALEY ALS Platform Trial (ABBV-CLS-7262 from Calico Life Sciences LLC and AbbVie Inc., and DNL343 from Denali Therapeutics Inc.), with both treatments failing to meet their primary and key secondary endpoints.

Financial Overview

Our financial condition, results of operations, and the period-to-period comparability of our financial results are principally affected by the following factors:

Research and Development Expense

The discovery and development of novel drug candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of drug candidates has been advancing, with substantially all our research and development expenses relating to our lead asset, CNM-Au8.

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

General and Administrative Expense

General and administrative expenses consist primarily of payroll and personnel expenses for salaries, benefits, and stock-based compensation; fees for legal, finance, accounting, tax, and information technology services; insurance costs; expenses for public and investor relations; rent, utilities, depreciation, and other costs related to our facilities.

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

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) changes in the fair value of our common stock warrant liabilities, derivative liabilities, and Contingent Earn-outs, and (iii) research and development tax credits, unrestricted grants, and conditional grants for which applicable conditions have been met.

Results of Operations

Our results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenue:
Product revenue	$64	$44	45%
Royalty revenue	17	29	(41)%
Total revenue	81	73	11%
Operating expenses:
Cost of revenue	20	16	25%
Research and development	1,481	5,869	(75)%
General and administrative	2,656	3,420	(22)%
Total operating expenses	4,157	9,305	(55)%
Loss from operations	(4,076)	(9,232)	(56)%
Total other income (expense), net	3,325	(1,848)	*
Net loss	$(751)	$(11,080)	(93)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three months ended March 31, 2025 and 2024, changes in product and royalty revenues were due to the timing of purchases and sales of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue relates to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
CNM-Au8:
Amyotrophic lateral sclerosis	$1,343	$770	74%
Multiple sclerosis	25	92	(73)%
Regulatory activities	130	340	(62)%
General/pre-clinical/non-clinical	63	128	(51)%
CNM-ZnAg	—	13	*
Unallocated:
Facilities	419	381	10%
Depreciation	338	354	(5)%
Manufacturing	83	239	(65)%
Research	5	175	(97)%
Equipment	14	29	(52)%
Maintenance	32	20	60%
Information technology	65	37	76%
Other	25	29	(14)%
Personnel	2,160	2,664	(19)%
Stock-based compensation	946	877	8%
Grant revenue as a reduction of research and development expense	(4,167)	(279)	1,394%
Total research and development	$1,481	$5,869	(75)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

an increase in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) an increase in expenses related to our ALS clinical programs, including our ongoing EAP funded by a National Institutes of Health grant (the “ACT-EAP”) due to increased enrollment in the EAP, and an increase in expenses for planning activities for our RESTORE ALS clinical trial; partially offset by a decrease in expenses related to the HEALEY ALS Platform Trial due to the previous completion of the blinded and open-label extension portions of the trial and a decrease in expenses related to our two ongoing EAPs with Massachusetts General Hospital, (B) a decrease in expenses related to our MS clinical programs, including REPAIR-MS due to the conclusion of enrollment of the ongoing second dosing cohort, partially offset by an increase in expenses for our MS EAP which began enrollment in September 2024, (C) a decrease in expenses for regulatory activities related to our ongoing FDA discussions and NDA submission-related activities, and (D) a decrease in pre-clinical, non-clinical, and other general CNM-Au8-related expenses;

(ii)

a decrease in unallocated expenses, primarily due to: (A) a decrease in depreciation expense, (B) a decrease in manufacturing expenses due to the conclusion of various clinical programs, (C) a decrease in expenses related to general research activities, and (D) a decrease in equipment-related expenses such as equipment service contracts; partially offset by (E) an increase in maintenance expenses related to equipment repairs and calibration, (F) an increase in information technology-related expenses, and (G) an increase in expenses related to our facilities such as rent, utilities, and maintenance;

(iii)	a decrease in personnel expenses, primarily due to a decrease in expenses for manufacturing personnel due to the conclusion of various clinical programs;

(iv)	an increase in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel; and

(v)

an increase in grant revenue, recorded as a reduction to research and development expense, due to (i) an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses during the three months ended March 31, 2025, (ii) no grant revenue from the ACT-EAP during the three months ended March 31, 2024, as reimbursements for expenses incurred during the period September 25, 2023 to March 31, 2024 were not recognized until we entered into an agreement covering the first year of the ACT-EAP on April 3, 2024 and grant recognition criteria were met, and (iii) higher grant revenue from the ACT-EAP during the three months ended March 31, 2025, as reimbursements for expenses incurred during the period September 1, 2024 to December 31, 2024 were not recognized until we entered into an agreement covering the second year of the ACT-EAP on January 28, 2025 and grant recognition criteria were met.

General and Administrative Expense

General and administrative expense during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Insurance	$181	$186	(3)%
Legal	148	75	97%
Finance and accounting	310	249	24%
Public and investor relations	111	234	(53)%
Facilities	30	32	(6)%
Depreciation	66	66	0%
Information technology	49	79	(38)%
Personnel	832	1,096	(24)%
Stock-based compensation	1,001	1,136	(12)%
Grant revenue as a reduction of general and administrative expense	(163)	—	*
Other	91	267	(66)%
Total general and administrative	$2,656	$3,420	(22)%

The change in general and administrative expense was primarily due to the following:

(i)

an increase in legal fees, primarily due to an increase in legal fees related to intellectual property and financing and fundraising; partially offset by a decrease in legal fees related to regulatory activities and other general corporate legal fees;

(ii)	an increase in finance and accounting fees, primarily due to an increase in audit and tax fees, partially offset by a decrease in fees from consultants, advisors, and other financial vendors;

(iii)	a decrease in fees related to our public and investor relations efforts;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel;

(v)

an increase in grant revenue, recorded as a reduction to general and administrative expense, due to (i) an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses during the three months ended March 31, 2025, (ii) no grant revenue from the ACT-EAP during the three months ended March 31, 2024, as reimbursements for expenses incurred during the period September 25, 2023 to March 31, 2024 were not recognized until we entered into an agreement covering the first year of the ACT-EAP on April 3, 2024 and grant recognition criteria were met, and (iii) higher grant revenue from the ACT-EAP during the three months ended March 31, 2025, as reimbursements for expenses incurred during the period September 1, 2024 to December 31, 2024 were not recognized until we entered into an agreement covering the second year of the ACT-EAP on January 28, 2025 and grant recognition criteria were met; and

(vi)	a decrease in other expenses during the three months ended March 31, 2025 due to a decrease in expenses related to lobbying activities, travel, meals, and other miscellaneous expenses.

Total Other Income (Expense), Net

Total other income (expense), net, during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Interest income	$81	$359	(77)%
Interest expense	(608)	(1,244)	(51)%
Change in fair value of common stock warrant liabilities	2,510	(1,309)	*
Change in fair value of derivative liabilities	1,147	—	*
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	53	*
Change in fair value of Initial Stockholders contingent earn-out liability	—	7	*
Research and development tax credits and unrestricted grants	195	286	(32)%
Total other income (expense), net	$3,325	$(1,848)	*

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash and cash equivalents and lower interest rates in 2025;

(ii)

a decrease in interest expense primarily due to declining balances of notes payable following principal repayments, a decrease in amortization of debt discounts on notes payable, and a decrease in non-cash interest expense on notes payable;

(iii)

a gain from the changes in fair value of the 2023 Avenue Warrant, Tranche A Warrants, and 2024 Common Warrants during the three months ended March 31, 2025 and a loss from the changes in fair value of the 2023 Avenue Warrant and Tranche A Warrants during the three months ended March 31, 2024. The changes in fair value of common stock warrant liabilities were due to the change in price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(iv)

a gain from the change in fair value of the derivative liabilities separated from our senior secured convertible promissory notes (the “2024 SSCP Notes”) during the three months ended March 31, 2025. The change was due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”);

(ix)

a gain from the change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the three months ended March 31, 2024. The changes were due to the price of our Common Stock on Nasdaq and updates in the valuation model assumptions (see “Critical Accounting Estimates”); and

(x)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.55% and 4.65% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the three months ended March 31, 2025 and 2024. We recorded other income of $24,000 and $14,000 for the three months ended March 31, 2025 and 2024, respectively, for research and development tax credits pertaining to Clene Australia for the 2025 and 2024 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the three months ended March 31, 2025 and 2024. Clene Netherlands had no taxable income or provision for income taxes for the three months ended March 31, 2025 and 2024.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $188.7 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $69.6 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $10.1 million from refundable research and development tax credits;

●	gross proceeds of $9.2 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $4.1 million and $9.2 million for the three months ended March 31, 2025 and 2024, respectively. Our accumulated deficit was $282.9 million and $282.1 million as of March 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents totaled $9.8 million and $12.2 million as of March 31, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $5.0 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8 to the condensed consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three months ended March 31, 2025, we generated $2.7 million of gross proceeds from our equity distribution agreement and subsequent to March 31, 2025, we generated $0.9 million of gross proceeds from our equity distribution agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Firm commitments for funds include approximately $1.4 million of payments under operating lease obligations, payment of principal and interest on notes payable and convertible notes payable totaling $4.9 million, and a commitment for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $4.9 million of payments under operating lease obligations, and interest and principal repayment of notes payable and convertible notes payable of $14.6 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(5,011)	$(7,082)
Net cash provided by investing activities	—	71
Net cash provided by (used in) financing activities	2,673	(19)
Effect of foreign exchange rate changes on cash	15	(59)
Net decrease in cash, cash equivalents and restricted cash	$(2,323)	$(7,089)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2025, which resulted from a net loss of $0.8 million, adjusted for non-cash items totaling $0.9 million and a net change in operating assets and liabilities of $3.3 million. Significant non-cash items included: (i) depreciation expense of $0.4 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.1 million, (iii) stock-based compensation expense of $1.9 million, (iv) accretion of debt discount of $0.2 million, (v) non-cash interest expense on notes payable of $12,000, (vi) a change in fair value of our common stock warrant liabilities of $2.5 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (vii) a change in fair value of our derivative liabilities of $1.1 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.2 million due to the timing of vendor invoicing and payments, (B) a decrease in inventory of $30,000, (C) an increase in prepaid expenses and other current assets of $0.9 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, an increase in prepaid ACT-EAP expenses, and an increase in research and development tax credits receivable, (D) a decrease in accrued liabilities of $2.5 million primarily due to a decrease in deferred grants, a decrease in accrued CRO and clinical fees, a decrease in other miscellaneous accrued liabilities, partially offset by an increase in accrued compensation and benefits, and (E) a decrease in operating lease obligations of $0.2 million.

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2024, which resulted from a net loss of $11.1 million, adjusted for non-cash items totaling $4.2 million and a net change in operating assets and liabilities of $0.2 million. Significant non-cash items included: (i) depreciation expense of $0.4 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.1 million, (iii) stock-based compensation expense of $2.0 million, (iv) accretion of debt discount of $0.4 million, (v) non-cash interest expense of $0.1 million, (vi) a change in fair value of our common stock warrant liabilities of $1.3 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (vii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $7,000, respectively, due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.1 million due to the timing of vendor invoicing and payments, (B) an increase in prepaid expenses and other current assets of $0.4 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable, (C) an increase in accrued liabilities of $0.2 million primarily due to increased accrued compensation and benefits and CRO and clinical fees, partially offset by a decrease in other accrued liabilities, and (D) a decrease in operating lease obligations of $0.2 million.

Investing Activities

We had no net cash provided by or used in investing activities for the three months ended March 31, 2025. Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2024, which consisted of proceeds from maturities of marketable securities of $6.3 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $11,000.

Financing Activities

Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2025, which consisted of proceeds from the issuance of common stock of $2.7 million. Net cash used in financing activities was $19,000 for the three months ended March 31, 2024, which consisted of payments of finance lease obligations of $19,000.

Public Offerings

In October 2024, pursuant to a placement agency agreement with Canaccord Genuity LLC (“Canaccord”), we sold 725,000 shares of Common Stock and pre-funded warrants to purchase up to 17,626 shares of Common Stock at an exercise price of $0.001 per share. The aggregate gross proceeds were approximately $3.5 million, excluding the proceeds, of any, from the exercise of the pre-funded warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the Securities and Exchange Commission (“SEC”) on April 26, 2022, and a related prospectus supplement. Additionally, in separate, concurrent private placements, we also sold 379,930 shares of Common Stock, pre-funded warrants to purchase up to 424,358 shares of Common Stock at an exercise price of $0.001 per share, and warrants to purchase up to 1,546,914 shares of Common Stock at an exercise price of $4.82 per share. The aggregate gross proceeds from the private placements were approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities, and excludes the proceeds, if any, from the exercise of the warrants and pre-funded warrants.

Common Stock Sales Agreement

During the three months ended March 31, 2025, we sold 578,205 shares of Common Stock under an equity distribution agreement (the “2022 ATM Agreement”) with Canaccord, generated gross proceeds of $2.7 million, and paid commissions of $0.1 million. We did not effect any sales during any of the other periods presented herein. The sale of Common Stock under the 2022 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of March 31, 2025 and December 31, 2024, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the 2024 SSCP Notes as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the 2024 SSCP Notes as liabilities measured at their amortized cost as of March 31, 2025 and December 31, 2024, with a carrying value of $8.8 million and $8.6 million, respectively. We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025, the change in fair value of the SSCPN Derivative Liabilities resulted in a gain of $1.2 million. We estimate the fair value of the 2024 SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2025	2024
Expected stock price volatility	91.20%	101.50%
Risk-free interest rate	4.00% –4.10%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.42 –1.22	0.50 –1.47
Probability of change of control	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	45.00%	45.00%

Common Stock Warrant Liabilities

In accordance with ASC 815, we recognized the below common stock warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

Pursuant to amendments to the 2021 Avenue Loan in June 2023 and September 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a gain of $0.2 million and a loss of $0.1 million during the three months ended March 31, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2025	2024
Expected stock price volatility	95.90% –98.50%	100.20% –101.40%
Risk-free interest rate	3.90% –4.10%	4.20% –4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.83 –3.25	0.75 –3.50
Probability of change of control	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	45.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share. The change in fair value of the Tranche A Warrants resulted in a gain of $0.6 million and a loss of $1.2 million during the three months ended March 31, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2025	2024
Expected stock price volatility	91.10% –100.00%	97.80% –101.90%
Risk-free interest rate	4.00% –4.30%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.38 –1.21	0.71 –1.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	10.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	25.00%	25.00%

Pursuant to a registered direct public offering in October 2024, we issued the 2024 Common Warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share. The change in fair value of the 2024 Common Warrants resulted in a gain of $1.8 million during the three months ended March 31, 2025. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) dissolution of the Company and (ii) another outcome outside of (i). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2025	2024
Expected stock price volatility	105.00%	107.50%
Risk-free interest rate	3.90%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.50	4.75
Probability of dissolution	45.00%	45.00%
Probability of other outcome	55.00%	55.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. The unobservable valuation inputs were as follows:

	Three Months Ended March 31,
	2025	2024
Expected stock price volatility	105.16% –110.25%	99.99%
Risk-free interest rate	4.05% –4.24%	4.04%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 –6.25	5.00

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the three months ended March 31, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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

Material Weakness Remediation

Management continues to be actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. During 2024, we made the following enhancements to our control environment:

●

we continued to strengthen the experience of our internal accounting team through refinement of our processes and internal controls over financial reporting and our IT and technical accounting resources; and

●	until we have sufficient technical accounting resources, we engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP.

Our remediation activities are continuing during 2025. In addition to the above actions, we expect to engage in additional activities, or have completed additional activities, including, but not limited to:

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described in Part I, Item 1A, Risk Factors of our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 24, 2025. Except for the risk factor disclosed below, there have been no material changes to the risk factors since previously disclosed in the 2024 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

We do not satisfy all continued listing requirements of Nasdaq. There can be no assurance that we will be able to comply with the continued listing requirements of Nasdaq.

On May 6, 2025, we received a written notice (the “Notice”) from Nasdaq that for the last 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for our Common Stock was below the minimum $35.0 million requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Minimum MVLS Requirement”). Additionally, we do not meet either of the alternative Nasdaq continued listing standards under Nasdaq Listing Rule 5550(b)(2): (i) stockholders’ equity of at least $2.5 million or (ii) net income of $500,000 in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until November 3, 2025, to regain compliance with the Minimum MVLS Requirement. If at any time before November 3, 2025, the MVLS of our Common Stock closes at $35.0 million or more for a minimum of 10 consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Minimum MVLS Requirement. If we do not regain compliance with the Minimum MVLS Requirement by November 3, 2025, Nasdaq will provide written notification to us that our Common Stock is subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel. The Notice has no immediate effect on the listing of our Common Stock and our Common Stock will continue to be listed on Nasdaq under the symbol “CLNN.”

We intend to actively monitor the MVLS of our Common Stock between now and November 3, 2025, and will consider our available options to regain compliance with the Minimum MVLS Requirement. There can be no assurance that we will regain compliance with the Minimum MVLS Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. If Nasdaq delists our shares of Common Stock or warrants for failure to meet Nasdaq’s continued listing requirements, we and our stockholders could face significant material adverse consequences including, but not limited to, a limited availability of market quotations for our services, reduced liquidity for our securities, a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, a limited amount of news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1#	FDP Subaward Amendment, dated January 28, 2025, by and between Clene Nanomedicine, Inc. and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 30, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of such omitted materials to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: May 7, 2025	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: May 7, 2025	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer