Form 10-Q
period 2025-06-30
Clene Inc.
filed 2025-08-14
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the Registrant’s common stock as of August 11, 2025 was 9,990,568.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,285	$12,155
Accounts receivable	—	64
Inventory	79	68
Prepaid expenses and other current assets	4,621	3,870
Total current assets	11,985	16,157
Restricted cash	58	58
Operating lease right-of-use assets	3,373	3,643
Property and equipment, net	6,709	7,479
TOTAL ASSETS	$22,125	$27,337

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$828	$1,240
Accrued liabilities	5,359	7,766
Operating lease obligations, current portion	1,013	926
Notes payable, current portion	374	359
Total current liabilities	7,574	10,291
Operating lease obligations, net of current portion	3,706	4,132
Notes payable, net of current portion	4,619	4,610
Convertible notes payable	11,134	10,816
Common stock warrant liabilities	2,546	4,541
Derivative liabilities	1,096	1,804
TOTAL LIABILITIES	30,675	36,194
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 600,000,000 shares authorized; 9,462,071 and 8,089,565 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	281,593	273,194
Accumulated deficit	(290,293)	(282,123)
Accumulated other comprehensive income	149	71
TOTAL STOCKHOLDERS’ DEFICIT	(8,550)	(8,857)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,125	$27,337

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$1	$64	$65	$108
Royalty revenue	26	27	43	56
Total revenue	27	91	108	164
Operating expenses:
Cost of revenue	—	18	20	34
Research and development	3,514	4,150	4,995	10,019
General and administrative	2,377	3,314	5,033	6,734
Total operating expenses	5,891	7,482	10,048	16,787
Loss from operations	(5,864)	(7,391)	(9,940)	(16,623)
Other income (expense), net:
Interest income	62	269	143	628
Interest expense	(679)	(1,282)	(1,287)	(2,526)
Change in fair value of common stock warrant liabilities	(515)	1,568	1,995	259
Change in fair value of derivative liabilities	(439)	—	708	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	22	—	75
Change in fair value of Initial Stockholders contingent earn-out liability	—	3	—	10
Research and development tax credits and unrestricted grants	16	26	211	312
Total other income (expense), net	(1,555)	606	1,770	(1,242)
Net loss before income taxes	(7,419)	(6,785)	(8,170)	(17,865)
Income tax expense	—	—	—	—
Net loss	$(7,419)	$(6,785)	$(8,170)	$(17,865)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$—	$2	$—	$(2)
Foreign currency translation adjustments	63	28	78	(27)
Total other comprehensive income (loss)	63	30	78	(29)
Comprehensive loss	$(7,356)	$(6,755)	$(8,092)	$(17,894)

Net loss per share – basic and diluted	$(0.78)	$(1.06)	$(0.89)	$(2.78)
Weighted average common shares used to compute basic and diluted net loss per share	9,523,592	6,423,182	9,176,063	6,422,242

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2024	8,089,565	$1	$273,194	$(282,123)	$71	$(8,857)
Issuance of common stock	578,205	—	2,673	—	—	2,673
Stock-based compensation expense	—	—	1,947	—	—	1,947
Foreign currency translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(751)	—	(751)
Balances at March 31, 2025	8,667,770	$1	$277,814	$(282,874)	$86	$(4,973)
Issuance of common stock	794,301	—	2,412	—	—	2,412
Stock-based compensation expense	—	—	1,367	—	—	1,367
Foreign currency translation adjustment	—	—	—	—	63	63
Net loss	—	—	—	(7,419)	—	(7,419)
Balances at June 30, 2025	9,462,071	$1	$281,593	$(290,293)	$149	$(8,550)

Balances at December 31, 2023	6,421,084	1	255,913	(242,723)	199	13,390
Stock-based compensation expense	—	—	2,013	—	—	2,013
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Net loss	—	—	—	(11,080)	—	(11,080)
Balances at March 31, 2024	6,421,627	$1	$257,926	$(253,803)	$140	$4,264
Exercise of stock options	12,001	—	36	—	—	36
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized gain on available-for-sale securities	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(6,785)	—	(6,785)
Balances at June 30, 2024	6,433,628	$1	$259,913	$(260,588)	$170	$(504)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,170)	$(17,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	770	834
Non-cash lease expense	270	249
Issuance of common stock as payment of outstanding indebtedness	8	—
Change in fair value of common stock warrant liabilities	(1,995)	(259)
Change in fair value of derivative liabilities	(708)	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	(75)
Change in fair value of Initial Stockholders contingent earn-out liability	—	(10)
Stock-based compensation expense	3,314	3,964
Accretion of debt discount	488	782
Non-cash interest income on marketable securities	—	(153)
Non-cash interest expense on notes payable	24	28
Changes in operating assets and liabilities:
Accounts receivable	64	143
Inventory	(11)	—
Prepaid expenses and other current assets	(751)	(2,519)
Accounts payable	(412)	(438)
Accrued liabilities	(2,307)	2,207
Operating lease obligations	(339)	(326)
Net cash used in operating activities	(9,755)	(13,438)
Cash flows from investing activities:
Purchases of marketable securities	—	(6,168)
Proceeds from maturities of marketable securities	—	12,500
Purchases of property and equipment	—	(13)
Net cash provided by investing activities	—	6,319
Cash flows from financing activities:
Proceeds from exercise of stock options	—	36
Proceeds from issuance of common stock, net of offering costs	4,977	—
Payments of notes payable	(171)	—
Payments of finance lease obligations	—	(27)
Net cash provided by financing activities	4,806	9
Effect of foreign exchange rate changes on cash and restricted cash	79	(29)
Net decrease in cash, cash equivalents and restricted cash	(4,870)	(7,139)
Cash, cash equivalents and restricted cash – beginning of period	12,213	28,879
Cash, cash equivalents and restricted cash – end of period	$7,343	$21,740

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,285	$21,682
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$7,343	$21,740

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as payment of outstanding indebtedness	$108	$—
Supplemental cash flow information:
Cash paid for interest expense	$775	$1,716

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

Going Concern

We incurred a loss from operations of $5.9 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively; and $9.9 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively. Our accumulated deficit was $290.3 million and $282.1 million as of June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents totaled $7.3 million and $12.2 million as of June 30, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $9.8 million and $13.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three and six months ended June 30, 2025, we generated $2.3 million and $5.1 million, respectively, of gross proceeds from our equity distribution agreement and subsequent to June 30, 2025, we generated $1.9 million of gross proceeds from our equity distribution agreement and we raised $1.5 million from the issuance of senior secured convertible promissory notes (see Note 17). We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2025 and 2024 are unaudited.

Results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $64,000 in raw materials and $15,000 in finished goods as of June 30, 2025, and $53,000 in raw material and $15,000 in finished goods as of December 31, 2024. Inventory relates to our dietary supplement products.

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

In accordance with ASC 815, the Contingent Earn-outs are not indexed to our own stock and therefore were accounted for as a liability at the Reverse Recapitalization date and are subsequently remeasured to fair value at each reporting date with changes recorded as a component of other income (expense), net. As of June 30, 2025 and December 31, 2024, the Contingent Earn-outs had no value as determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development or general and administrative expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses totaling $2.1 million and $1.7 million during the three months ended June 30, 2025 and 2024, respectively; and $6.2 million and $2.0 million during the six months ended June 30, 2025 and 2024, respectively. We recognized grant funding as a reduction of general and administrative expenses totaling $0.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively; and $0.2 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8® treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. Subawards are awarded annually and subaward funds are paid to us as reimbursement for expenditures to support the ACT-EAP. Subawards for the first two years of the ACT-EAP totaled $7.3 million and $8.0 million, respectively. We recognized grant revenue totaling $2.1 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively; and $6.4 million and $1.8 million during the six months ended June 30, 2025 and 2024, respectively, which we recognized as a reduction of research and development and general and administrative expenses.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated using our weighted-average outstanding common shares. Shares issuable for little or no cash consideration, such as pre-funded warrants, shall be considered outstanding common shares upon the satisfaction of any contingent conditions or when there are no contingent conditions. Diluted net loss per share attributable to common stockholders is calculated using our weighted-average outstanding common shares including the dilutive effect of securities as determined under the treasury stock method, except for the dilutive effect of convertible notes payable, which is calculated under the if-converted method, even if the embedded conversion option is out-of-the-money. In periods in which we report a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Note 3. Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2025 were as follows:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$2,636	$—	$—	$2,636
Total cash equivalents	2,636	—	—	2,636
Cash	4,649	—	—	4,649
Total cash and cash equivalents	$7,285	$—	$—	$7,285

Cash and cash equivalents as of  December 31, 2024 were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$7,002	$—	$—	$7,002
Total cash equivalents	7,002	—	—	7,002
Cash	5,153	—	—	5,153
Total cash and cash equivalents	$12,155	$—	$—	$12,155

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Metals to be used in research and development	$2,664	$1,849
Grants receivable	774	—
Prepaid clinical and CRO expenses	280	1,557
Research and development tax credits receivable	545	327
Other	358	137
Total prepaid expenses and other current assets	$4,621	$3,870

Note 5. Property and Equipment, Net

Property and equipment, net, as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Lab equipment	$3,437	$3,437
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,298	1,298
	15,355	15,355
Less accumulated depreciation	(8,646)	(7,876)
Total property and equipment, net	$6,709	$7,479

Depreciation expense recorded in research and development expense and general and administrative expense during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$29	$67	$95	$133
Research and development	337	347	675	701
Total depreciation expense	$366	$414	$770	$834

Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$4,109	$4,079
Deferred grants	440	2,665
Accrued CRO and clinical fees	779	771
Other	31	251
Total accrued liabilities	$5,359	$7,766

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

As of June 30, 2025 and December 31, 2024, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 5.0 years and 5.5 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of June 30, 2025 was as follows:

(in thousands)	Operating Leases
2025 (remainder)	$795
2026	1,236
2027	1,133
2028	1,093
2029	649
2030	623
Thereafter	422
Total minimum lease payments	5,951
Less amount representing interest/discounting	(1,232)
Present value of minimum lease payments	4,719
Less lease obligations, current portion	(1,013)
Lease obligations, net of current portion	$3,706

Components of Lease Cost

The components of lease costs for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Finance lease amortization	$—	$18	$—	$45
Operating lease costs	255	255	508	509
Short-term lease costs	2	2	2	2
Variable lease costs	80	76	161	129
Total lease costs	$337	$351	$671	$685

Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating cash flows from operating leases	$(671)	$(640)
Financing cash flows from finance leases	$—	$(27)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of June 30, 2025 and December 31, 2024 was as follows:

	Stated	June 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2025	2024
Notes payable:
Advance Cecil, Inc. (commenced April 2019)	8.00%	$150	$146
Maryland DHCD (commenced February 2019)	8.00%	754	734
Maryland DHCD (commenced May 2022)	6.00%	912	1,083
Senior Secured Promissory Notes (commenced December 2024)	12.00%	3,537	3,537
		5,353	5,500
Unamortized discount and debt issuance costs		(360)	(531)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(374)	(359)
Notes payable, net of current portion		$4,619	$4,610

Convertible notes payable:
Maryland DHCD (commenced December 2022)	6.00%	$5,312	$5,312
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	6,500	6,500
		11,812	11,812
Unamortized discount and debt issuance costs		(678)	(996)
Convertible notes payable		$11,134	$10,816

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of June 30, 2025 and December 31, 2024, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $2,000 and $2,000 during the three months ended June 30, 2025 and 2024, respectively; and $4,000 and $4,000 during the six months ended June 30, 2025 and 2024, respectively.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of  June 30, 2025 and  December 31, 2024, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares. We recognized interest expense of $10,000 and $10,000 during the three months ended June 30, 2025 and 2024, respectively; and $20,000 and $20,000 during the six months ended June 30, 2025 and 2024, respectively.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). We drew a total of $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of June 30, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount. We recognized interest expense of $14,000 and $16,000 during the three months ended June 30, 2025 and 2024, respectively; and $29,000 and $31,000 during the six months ended June 30, 2025 and 2024, respectively.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of June 30, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. During the three months ended June 30, 2025 and 2024, we recognized (i) total interest expense of $0.1 million and $0.1 million, respectively; (ii) coupon interest expense of $0.1 million and $0.1 million, respectively; (iii) amortization of debt issuance costs of $3,000 and $3,000, respectively; and the effective interest rate was 5.99% and 5.99%, respectively. During the six months ended June 30, 2025 and 2024, we recognized (i) total interest expense of $0.2 million and $0.2 million, respectively; (ii) coupon interest expense of $0.2 million and $0.2 million, respectively; and (iii) amortization of debt issuance costs of $6,000 and $5,000, respectively; and the effective interest rate was 5.99% and 5.99%, respectively.

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

We recognized interest expense of $1.2 million and $2.3 million during the three and six months ended June 30, 2024. Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired in May 2024 and was not exercised. For the convertible portion of the 2021 Avenue Loan, during the three and six months ended June 30, 2024, and prior to the expiration of the Avenue Conversion Feature in May 2024, we recognized (i) total interest expense of $0.2 million and $0.4 million, (ii) coupon interest expense of $0.1 million and $0.3 million, and (iii) amortization of debt discount and issuance costs of $0.1 million and $0.1 million, and the effective interest rate was 22.79% and 22.79%.

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

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%. The 2024 SSCP Notes were sold to related parties, including: (i) an entity controlled by a member of our board of directors, (ii) 4Life, and (iii) an entity controlled by the chairman of 4Life who is also a board member of a subsidiary of Clene (collectively, the “Holders”). Pursuant to the Note Purchase Agreement, we first used the 2024 SSCP Note proceeds to satisfy our obligations under the 2021 Avenue Loan. The 2024 SSCP Notes expire on the earlier of (i) June 20, 2026 or (ii) upon a change in control transaction. Payments are interest-only for the first 12 months, followed by monthly principal installments totaling $1.0 million per month until the maturity date, upon which date the remaining principal and accrued and unpaid interest shall be due. We recorded debt issuance costs of $1.5 million as a debt discount. We recognized interest expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2025, and as of June 30, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $37,000 and $37,000, respectively, and is recorded as part of the carrying amount of the notes.

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

The Holders may, in their sole discretion, convert up to 65% of outstanding principal into the number of shares of our Common Stock equal to the outstanding principal to be converted divided by $5.668 (the “SSCPN Conversion Feature”). Notwithstanding, in the event a Holder declines to convert its pro rata share of outstanding principal, the remaining Holders may convert additional amounts, provided that no converted principal among all 2024 SSCP Notes exceeds $6.5 million. In the event of a change in control or any bankruptcy, liquidation, or other restructuring process, the Holders may, at their option, (i) convert up to 65% of outstanding principal into Common Stock, (ii) receive a cash payment equal to 115% of the outstanding principal, or (iii) any combination thereof, prior to such monetization event, before any security or claim junior to the 2024 SSCP Notes shall receive any proceeds from such monetization event (the “SSCPN Redemption Feature,” collectively with the SSCPN Conversion Feature and SSCPN Default Feature, the “SSCPN Derivative Liabilities”). The SSCPN Derivative Liabilities met the requirements to be separated as derivative instruments and measured at fair value (see Note 12). The issuance date fair value of the SSCPN Derivative Liabilities was $1.4 million and was recorded as a debt discount. For the convertible portion of the 2024 SSCP Notes, during the three and six months ended June 30, 2025, we recognized (i) total interest expense of $0.4 million and $0.7 million, (ii) coupon interest expense of $0.2 million and $0.4 million, and (iii) amortization of debt issuance costs of $0.2 million and $0.3 million, and (iv) the effective interest rate was 24.65% and 24.65%.

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

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, without giving effect to any potential future exercise of equity conversion features, and without giving effect to an amendment to the 2024 SSCP Notes which occurred subsequent to  June 30, 2025 (see Note 17), are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	Total
2025 (remainder)	$—	$—	$176	$—	$—	176
2026	—	—	369	—	10,000	10,369
2027	—	—	317	—	—	317
2028	—	—	—	5,000	—	5,000
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	500	100	—	—	—	600
Total debt principal payments	500	100	862	5,000	10,000	16,462
Accrued and unpaid interest	254	50	50	312	37	703
Unamortized discount and debt issuance costs	—	—	(12)	(32)	(994)	(1,038)
Future debt payments, net	$754	$150	$900	$5,280	$9,043	$16,127

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

As of June 30, 2025 and December 31, 2024, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.2 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received two grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) for our VISIONARY-MS clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) for our REPAIR-MS clinical trial. Pursuant to the grants, if we make future commercial sales of CNM-Au8 for MS, we will repay: (i) 50% of the grants upon the first commercial sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with a maximum repayment of 450% of the grants if all milestones are achieved. If NMSS has not yet received aggregate repayments equal to 300% of the 2019 Grant or 150% of the 2023 Grant, then the following events will trigger repayment of 300% of the 2019 Grant, or $1.0 million, and 150% of the 2023 Grant, or $1.0 million, less any amounts previously paid: (i) sale of all or substantially all of our assets and business, (ii) sale of any portion of our assets and business including CNM-Au8 for MS treatment, (iii) exclusive licensing of our intellectual property claiming CNM-Au8 for MS treatment, (iv) a collaboration with a third-party to develop CNM-Au8 for MS treatment (2019 Grant only), or (v) licensing of our commercialization rights to CNM-Au8 for MS treatment (2023 Grant only). As of June 30, 2025, we have not met any of the above milestones. We account for these provisions in accordance with ASC 450, Contingencies. We assessed the likelihood of each event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities that were not probable as of June 30, 2025, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.0 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$(7,381)	$(6,741)	$(8,082)	$(17,780)
Foreign	(38)	(44)	(88)	(85)
Net loss before income taxes	$(7,419)	$(6,785)	$(8,170)	$(17,865)

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

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $48,000 and $50,000 during the three months ended June 30, 2025 and 2024, respectively; and $0.1 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of June 30, 2025, a total of 152,955 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023, May 2024, and May 2025. Currently, 3,220,000 shares of Common Stock are reserved for issuance thereunder. As of June 30, 2025, a total of 2,212,957 stock options and other stock awards had been granted under the 2020 Plan, and 1,007,043 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$767	$1,048	$1,768	$2,184
Research and development	600	903	1,546	1,780
Total stock-based compensation expense	$1,367	$1,951	$3,314	$3,964

Stock-based compensation expense by award type during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options	$1,496	$1,951	$3,443	$3,953
Stock awards	(129)	—	(129)	11
Total stock-based compensation expense	$1,367	$1,951	$3,314	$3,964

Stock Options

Outstanding stock options and related activity during the six months ended June 30, 2025 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2024	1,944,252	$27.90	8.24	$59
Granted	384,429	3.93	9.70	—
Forfeited	(11,902)	31.79	—	—
Expired	(3,984)	10.60	—	—
Outstanding – June 30, 2025	2,312,795	$23.93	8.09	$98
Vested and exercisable – June 30, 2025	1,154,866	$38.21	7.29	$82
Vested, exercisable or expected to vest – June 30, 2025	2,312,795	$23.93	8.09	$98

As of June 30, 2025 and December 31, 2024, we had approximately $6.1 million and $8.3 million, respectively, of unrecognized stock-based compensation costs related to unvested stock options that is expected to be recognized over a weighted-average period of 1.83 years and 1.70 years, respectively. Our unrecognized stock-based compensation costs excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of  June 30, 2025 and December 31, 2024.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $3.28 and $6.51, respectively. The assumptions used to calculate the fair value of stock options granted during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Expected stock price volatility	103.78% – 110.25%	97.78% – 110.82%
Risk-free interest rate	4.05% – 4.24%	4.04% – 4.58%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.25	5.00 – 10.00

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. We had no activity related to outstanding stock awards during the six months ended June 30, 2025. Outstanding stock awards and related activity during the six months ended June 30, 2025 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2024	37,441	$196.84
Forfeited	(663)	196.84
Unvested balance – June 30, 2025	36,778	$196.84

As of June 30, 2025 and  December 31, 2024, we had no unrecognized stock-based compensation cost related to unvested stock awards.

Note 12. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of June 30, 2025 was as follows:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,636	$—	$—	$2,636
Common stock warrant liabilities	—	—	2,546	2,546
Derivative liabilities	—	—	1,096	1,096

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2024 was as follows:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,002	$—	$—	$7,002
Common stock warrant liabilities	—	—	4,541	4,541
Derivative liabilities	—	—	1,804	1,804

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the six months ended June 30, 2025 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2024	$4,541	$1,804
Change in fair value	(1,995)	(708)
Balance – June 30, 2025	$2,546	$1,096

Changes in the fair value of our Level 3 financial instruments during the six months ended June 30, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$75	$10
Change in fair value	(259)	(75)	(10)
Balance – June 30, 2024	$1,222	$—	$—

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

The 2024 SSCP Notes are carried at their amortized cost of $9.0 million and $8.6 million as of  June 30, 2025 and  December 31, 2024, respectively. As of  December 31, 2024, amortized cost approximated fair value but as of  June 30, 2025, amortized cost did not approximate fair value. The fair value, excluding the SSCPN Derivative Liabilities, was approximately $7.6 million as of June 30, 2025. The SSCPN Derivative Liabilities met the requirements to be separated from the 2024 SSCP Notes as derivative instruments measured at fair value. We estimate the fair value of the 2024 SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	June 30,	December 31,
	2025	2024
Expected stock price volatility	104.20%	101.50%
Risk-free interest rate	4.00% – 4.30%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.33 – 0.97	0.50 – 1.47
Probability of change of control	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	35.00%	45.00%

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

	June 30,	December 31,
	2025	2024
Expected stock price volatility	96.50% – 99.20%	100.20% – 101.40%
Risk-free interest rate	3.70% – 4.20%	4.20% – 4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.67 – 3.00	0.75 – 3.50
Probability of change of control	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	35.00%	45.00%

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

	June 30,	December 31,
	2025	2024
Expected stock price volatility	96.30% – 104.30%	97.80% – 101.90%
Risk-free interest rate	4.00% – 4.40%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.29 – 0.96	0.71 – 1.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	15.00%	25.00%

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

	June 30,	December 31,
	2025	2024
Expected stock price volatility	99.60%	107.50%
Risk-free interest rate	3.70%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.25	4.75
Probability of dissolution	45.00%	45.00%
Probability of other outcome	55.00%	55.00%

Note 13. Capital Stock

As of June 30, 2025 and December 31, 2024, our amended and restated certificate of incorporation authorized us to issue 600,000,000 shares of Common Stock, par value $0.0001 per share; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of June 30, 2025 and December 31, 2024, we had 9,462,071 and 8,089,565 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

(1)

Represents 120,375 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $330.00 per share for any 20 trading days within a 30-trading day period. As of June 30, 2025 and December 31, 2024, no warrants had been exercised.

(2)

Represents 1,229 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of June 30, 2025 and December 31, 2024, no warrants had been exercised.

(3)

Represents 150,000 shares of Common Stock underlying the 2023 Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of June 30, 2025 and December 31, 2024, the warrant had not been exercised.

(4)

Represents 2,500,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche A Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. As of June 30, 2025 and December 31, 2024, no warrants had been exercised.

(5)

Represents 2,500,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche B Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. As of June 30, 2025 and December 31, 2024, no warrants had been exercised.

(6)

Represents 424,358 shares of Common Stock underlying the 2024 Pre-Funded Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of June 30, 2025 and December 31, 2024, 17,626 pre-funded warrants had been exercised for nominal proceeds.

(7)

Represents 1,546,914 shares of Common Stock underlying the 2024 Common Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of June 30, 2025 and December 31, 2024, no warrants had been exercised.

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

Common Stock Sales Agreement

In April 2022, we entered into an equity distribution agreement (the “2022 ATM Agreement”), which we amended in December 2022. In April 2025, we entered into an equity distribution agreement (the “2025 ATM Agreement,” and collectively with the 2022 ATM Agreement, the “ATM Agreements”). Canaccord acts as placement agent under the ATM Agreements and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement, which expired on April 26, 2025. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025, and a related prospectus supplement.

Pursuant to the ATM Agreements, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of Common Stock, if any. During the three and six months ended June 30, 2025, we sold 758,990 and 1,337,195 shares of Common Stock, respectively, generated gross proceeds of $2.3 million and $5.1 million, respectively, and paid commissions of $35,000 and $0.1 million, respectively. We did not effect any sales during any of the other periods presented herein.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of June 30, 2025 and  December 31, 2024. We did not effect any sales during the periods presented herein.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(7,419)	$(6,785)	$(8,170)	$(17,865)
Denominator:
Weighted average common shares outstanding	9,523,592	6,423,182	9,176,063	6,422,242
Net loss per share attributable to common stockholders – basic and diluted	$(0.78)	$(1.06)	$(0.89)	$(2.78)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible notes payable (see Note 8)	1,209,289	62,500	1,209,289	62,500
Common stock warrants (see Note 13)	6,818,518	5,271,604	6,818,518	5,271,604
Options to purchase common stock (see Note 11)	2,312,795	1,825,429	2,312,795	1,825,429
Unvested restricted stock awards (see Note 11)	36,778	38,363	36,778	38,363
Contingent earn-out shares (see Note 2)	329,628	329,628	329,628	329,628
Total shares excluded from diluted net loss per share	10,707,008	7,527,524	10,707,008	7,527,524

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

We currently provide, on a non-exclusive basis, an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold under the trade name Zinc Factor™, and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, that is sold by 4Life, on an exclusive basis, under the trade name Gold Factor™ and is subject to royalties. Total revenue under the Supply and License Agreements during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Product revenue from related parties	$—	$64	$63	$107
Royalty revenue from related parties	26	27	43	56
Total revenue from related parties	$26	$91	$106	$163

Note 16. Geographic and Segment Information

Geographic Information

All of our long-lived assets, composed of property and equipment, net by location, were held in the U.S. as of June 30, 2025 and  December 31, 2024. All of our revenues from external customers were generated in the U.S. during the three and six months ended June 30, 2025 and 2024.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenues from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the three and six months ended June 30, 2025 and 2024, these items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Segment revenue from external customers	$27	$91	$108	$164
Segment operating expenses:
Cost of revenue	—	18	20	34
Research and development:
CNM-Au8:
Amyotrophic lateral sclerosis	1,468	610	2,811	1,380
Multiple sclerosis	164	69	189	161
Parkinsonʼs disease	—	2	—	2
Regulatory activities	130	122	260	462
General/pre-clinical/non-clinical	19	200	82	328
CNM-ZnAg	—	—	—	13
Facilities	386	401	805	782
Depreciation	337	347	675	701
Manufacturing	187	422	270	661
Research	2	141	7	316
Equipment	14	35	28	64
Maintenance	32	17	64	37
Information technology	54	29	119	66
Personnel	2,100	2,545	4,260	5,209
Stock-based compensation	600	903	1,546	1,780
Grant revenue as a reduction of research and development expense	(2,058)	(1,723)	(6,225)	(2,002)
Other segment items ‒ Research and development(1)	79	30	104	59
General and administrative:
Insurance	181	187	362	373
Legal	175	284	323	359
Finance and accounting	220	124	530	373
Public and investor relations	119	199	230	433
Facilities	31	31	61	63
Depreciation	29	67	95	133
Information technology	47	87	96	166
Personnel	788	1,044	1,620	2,140
Stock-based compensation	767	1,048	1,768	2,184
Grant revenue as a reduction of general and administrative expense	(65)	(106)	(228)	(106)
Other segment items ‒ General and administrative(2)	85	349	176	616
Segment loss from operations	(5,864)	(7,391)	(9,940)	(16,623)

Reconciliation of segment loss from operations:
Adjustments and reconciling items	—	—	—	—
Consolidated loss from operations	$(5,864)	$(7,391)	$(9,940)	$(16,623)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.
(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenues during the three and six months ended June 30, 2025 and 2024 were predominantly with a single customer, 4Life, through our License and Supply Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net loss before income taxes for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Segment loss from operations	$(5,864)	$(7,391)	$(9,940)	$(16,623)
Total other income (expense), net(1)	(1,555)	606	1,770	(1,242)
Net loss before income taxes	$(7,419)	$(6,785)	$(8,170)	$(17,865)

(1)	Represents consolidated total other income (expense), net, as reported on the consolidated statements of operations and comprehensive loss.

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of June 30, 2025 and  December 31, 2024 were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Total assets:
Products	$14,693	$15,001
Corporate	7,432	12,336
Consolidated	$22,125	$27,337

Additions to long-lived assets during the three and six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Products	$—	$13
Corporate	—	—
Consolidated	$—	$13

Note 17. Subsequent Events

Common Stock Sales Agreement

Subsequent to June 30, 2025, we sold 528,497 shares of Common Stock, generated gross proceeds of $1.9 million, and paid commissions of $28,000 under our 2025 ATM Agreement.

Amendment to December 2024 Senior Secured Convertible Promissory Notes

On August 13, 2025, we entered into an amendment to the 2024 SSCP Notes (the “Amended 2024 SSCP Notes”) with the Holders. Pursuant to the Amended 2024 SSCP Notes, the maturity date was extended to the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. The monthly repayments of $1.0 million per month, which were originally scheduled to commence in January 2026 and continue until the maturity date, will commence in September 2026. Additionally, the monthly interest payments beginning in August 2025 and continuing until the maturity date will be capitalized and added to the balance of the Amended 2024 SSCP Notes. The Holders may, in their sole discretion, convert up to 65% of the amount of capitalized interest into the number of shares of our Common Stock equal to the outstanding capitalized interest balance to be converted divided by $4.44. The other material terms of the 2024 SSCP Notes remain effective as disclosed in Note 8. Under ASC 470, the Amended 2024 SSCP Notes qualified as a refinancing of a short-term obligation on a long-term basis after the date of the condensed consolidated balance sheets, therefore we reclassified $3.2 million of notes payable and $5.9 million of convertible notes payable from current to long-term on the condensed consolidated balance sheets as of June 30, 2025. We are currently evaluating any additional accounting and disclosure impact of the Amended 2024 SSCP Notes.

August 2025 Senior Secured Convertible Promissory Notes

On August 13, 2025, we entered into a note purchase agreement (the “2025 Note Purchase Agreement”) pursuant to which we sold senior secured convertible promissory notes (the “2025 SSCP Notes”) in a principal amount totaling $1.5 million at an annual rate of 12.00%. The 2025 SSCP Notes were sold to non-affiliated third parties. The 2025 SSCP Notes mature on the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. Monthly payments totaling $150,000 per month will commence in September 2026 and continue until the maturity date. Monthly interest payments will be capitalized and added to the balance of the 2025 SSCP Notes. We anticipate recording an immaterial amount of debt issuance costs as a debt discount.

The holders of 2025 SSCP Notes may, in their sole discretion, convert up to 65% of the initial principal into the number of shares of our Common Stock equal to the outstanding principal to be converted divided by $4.44. Notwithstanding, in the event a holder of 2025 SSCP Notes declines to convert its pro rata share of outstanding principal, the remaining holders may convert additional amounts, provided that no converted principal among all 2025 SSCP Notes exceeds $975,000. The 2025 SSCP Notes also contain covenants and acceleration, default and redemption features. We are currently evaluating the accounting and disclosure impact of the 2025 SSCP Notes.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In December 2024, we announced that we received written guidance from the Division of Neurology 1 (“DN1”) of the U.S. Food and Drug Administration (“FDA”) regarding a potential accelerated approval pathway for CNM-Au8® in ALS. As announced previously in September 2024, we were initially advised that the data presented in our briefing package for CNM-Au8 was not adequate to support an NDA submission under the accelerated approval pathway. However, following our November 2024 meeting with DN1 and presentation of additional data and analyses, the FDA provided guidance on a potential path to meet the regulatory standard for substantial evidence of effectiveness supporting accelerated approval. The FDA recommended that we investigate whether additional data from our ongoing compassionate use Expanded Access Programs (“EAPs”) could be leveraged to substantiate the effect of CNM-Au8 on neurofilament light (“NfL”) decline. We intend to follow the FDA’s recommendation to provide data from the ongoing EAPs and believe we can address the FDA’s requests. The additional NfL biomarker collection and analyses to support NDA submission is planned to be completed in the fourth quarter of 2025, as summarized below:

●

NfL biomarker analyses—Provide supportive evidence of NfL declines in participants from our ongoing NIH-sponsored compassionate-use EAPs. We met with the FDA in the second quarter of 2025 to review our statistical analysis plan for the EAP NfL biomarker analyses, during which the FDA provided constructive feedback on our proposed analyses methodology. NfL change will be analyzed following nine months of treatment (primary NfL analysis) and after six months of treatment (supportive NfL analysis). These analyses are planned to provide supportive data of the NfL change demonstrated in the HEALEY ALS Platform Trial double-blind period following six months of treatment with CNM-Au8.

●	Survival pharmacometric modeling—Provide analyses of NfL and related disease-specific biomarkers linked to clinical survival benefit and clinical changes from the Phase 2 trial data.

●	Additional ALS-specific biomarkers—Provide analyses of additional ALS-disease specific biomarkers to support the pharmacodynamic activity of CNM-Au8 for treatment of ALS.

The FDA noted that whether NfL can serve as a reasonably likely surrogate endpoint for the effects of CNM-Au8 in ALS and whether the magnitude of change observed on NfL in patients treated with CNM-Au8 is reasonably likely to predict clinical benefit for ALS would be a matter of review. The FDA has confirmed an additional Type C meeting with us to occur in the third quarter of 2025 to review the long-term survival benefit from CNM-Au8 30 mg treatment compared to concurrently randomized controls from another HEALEY ALS Platform Trial Regimen, assessing whether these data support filing of an NDA under an accelerated approval pathway. Assuming the NfL data from our ongoing EAP funded by a National Institutes of Health grant (the “ACT-EAP”) is concordant with NfL results shown in the HEALEY ALS Platform Trial, we plan to submit an NDA by the end of 2025 under an accelerated approval pathway. We also plan to commence a confirmatory Phase 3 trial, RESTORE-ALS, in the first half of 2026, contingent on funding. The trial is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint).

Multiple Sclerosis

We have initiated a second dosing cohort of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in non-active progressive MS patients. Enrollment concluded in January 2025 with topline results expected in the third quarter of 2025. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. The FDA has confirmed an end of Phase 2 meeting with us during the third quarter of 2025 to review results from the Phase 2 VISIONARY-MS trial and discuss a planned Phase 3 study focusing on cognition improvement as an adjunct to standard-of-care MS therapies, addressing a critical unmet medical need for people struggling with MS.

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

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA. If we are able to file an NDA with the FDA under an accelerated approval pathway, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock-based compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA with the FDA under an accelerated approval pathway, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) changes in the fair value of our common stock warrant liabilities, derivative liabilities, and Contingent Earn-outs, and (iii) research and development tax credits, unrestricted grants, and conditional grants for which applicable conditions have been met.

Results of Operations

Our results of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenue:
Product revenue	$1	$64	(98)%	$65	$108	(40)%
Royalty revenue	26	27	(4)%	43	56	(23)%
Total revenue	27	91	(70)%	108	164	(34)%
Operating expenses:
Cost of revenue	—	18	*	20	34	(41)%
Research and development	3,514	4,150	(15)%	4,995	10,019	(50)%
General and administrative	2,377	3,314	(28)%	5,033	6,734	(25)%
Total operating expenses	5,891	7,482	(21)%	10,048	16,787	(40)%
Loss from operations	(5,864)	(7,391)	(21)%	(9,940)	(16,623)	(40)%
Total other income (expense), net	(1,555)	606	*	1,770	(1,242)	*
Net loss	$(7,419)	$(6,785)	9%	$(8,170)	$(17,865)	(54)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three and six months ended June 30, 2025 and 2024, changes in product and royalty revenues were due to the timing of purchases and sales of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue relates to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
CNM-Au8:
Amyotrophic lateral sclerosis	$1,468	$610	141%	$2,811	$1,380	104%
Multiple sclerosis	164	69	138%	189	161	17%
Parkinsonʼs disease	—	2	*	—	2	*
Regulatory activities	130	122	7%	260	462	(44)%
General/pre-clinical/non-clinical	19	200	(91)%	82	328	(75)%
CNM-ZnAg	—	—	*	—	13	*
Unallocated:
Facilities	386	401	(4)%	805	782	3%
Depreciation	337	347	(3)%	675	701	(4)%
Manufacturing	187	422	(56)%	270	661	(59)%
Research	2	141	(99)%	7	316	(98)%
Equipment	14	35	(60)%	28	64	(56)%
Maintenance	32	17	88%	64	37	73%
Information technology	54	29	86%	119	66	80%
Other	79	30	163%	104	59	76%
Personnel	2,100	2,545	(17)%	4,260	5,209	(18)%
Stock-based compensation	600	903	(34)%	1,546	1,780	(13)%
Grant revenue as a reduction of research and development expense	(2,058)	(1,723)	19%	(6,225)	(2,002)	211%
Total research and development	$3,514	$4,150	(15)%	$4,995	$10,019	(50)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

an increase in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) an increase in expenses related to our ALS clinical programs, including our ACT-EAP due to increased enrollment in the EAP, and an increase in expenses for planning activities for our RESTORE-ALS clinical trial; partially offset by a decrease in expenses related to the HEALEY ALS Platform Trial due to the previous completion of the blinded and open-label extension portions of the trial and a decrease in expenses related to our two ongoing EAPs with Massachusetts General Hospital, (B) an increase in expenses related to our MS clinical programs primarily due to an increase in expenses for our MS EAP which began enrollment in September 2024, partially offset by a decrease in expenses related to our REPAIR-MS clinical trial due to the conclusion of enrollment of the ongoing second dosing cohort, (C) an increase in expenses for regulatory activities during the three months ended June 30, 2025 related to our ongoing FDA discussions and NDA submission-related activities, with a decrease in expenses for regulatory activities during the six months ended June 30, 2025 primarily driven by lower expenses related to NDA submission-related activities in the first quarter of 2025 compared to the same period in 2024, and (D) a decrease in pre-clinical, non-clinical, and other general CNM-Au8-related expenses;

(ii)

a decrease in unallocated expenses, primarily due to: (A) a decrease in manufacturing expenses due to the conclusion of various clinical programs and (B) a decrease in expenses related to general research activities; partially offset by (D) an increase in information technology-related expenses and (F) an increase in other miscellaneous expenses;

(iii)	a decrease in personnel expenses, primarily due to cost-saving initiatives and a decrease in expenses for manufacturing personnel due to the conclusion of various clinical programs;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel; and

(v)

an increase in grant revenue, recorded as a reduction to research and development expense, due to an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses during the six months ended June 30, 2025, partially offset by a decrease in grant revenue related to our REPAIR-MS clinical trial due to the conclusion of enrollment of the ongoing second dosing cohort.

General and Administrative Expense

General and administrative expense during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Insurance	$181	$187	(3)%	$362	$373	(3)%
Legal	175	284	(38)%	323	359	(10)%
Finance and accounting	220	124	77%	530	373	42%
Public and investor relations	119	199	(40)%	230	433	(47)%
Facilities	31	31	0%	61	63	(3)%
Depreciation	29	67	(57)%	95	133	(29)%
Information technology	47	87	(46)%	96	166	(42)%
Personnel	788	1,044	(25)%	1,620	2,140	(24)%
Stock-based compensation	767	1,048	(27)%	1,768	2,184	(19)%
Grant revenue as a reduction of general and administrative expense	(65)	(106)	(39)%	(228)	(106)	115%
Other	85	349	(76)%	176	616	(71)%
Total general and administrative	$2,377	$3,314	(28)%	$5,033	$6,734	(25)%

The change in general and administrative expense was primarily due to the following:

(i)

a decrease in legal fees, primarily due to a decrease in legal fees related to intellectual property and regulatory activities; partially offset by an increase in legal fees related to financing and fundraising and other general corporate legal fees;

(ii)	an increase in finance and accounting fees, primarily due to an increase in audit and tax fees and fees from consultants, advisors, and other financial vendors;

(iii)	a decrease in fees related to our public and investor relations efforts;

(iv)	a decrease in information technology-related expenses;

(v)	a decrease in personnel expenses, primarily due to cost-saving initiatives;

(vi)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel;

(vii)

a decrease in grant revenue related to the ACT-EAP during the three months ended June 30, 2025, recorded as a reduction to general and administrative expense, due to higher grant revenue during the three months ended June 30, 2024, as reimbursements for expenses incurred from September 2023 to March 2024 were not recognized until we entered into an agreement covering the first year of the ACT-EAP in April 2024 and grant recognition criteria were met; and an increase in grant revenue during the six months ended June 30, 2025 due to an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses; and

(viii)	a decrease in other expenses during the three months ended June 30, 2025 due to a decrease in expenses related to lobbying activities, travel, meals, office, and other miscellaneous expenses.

Total Other Income (Expense), Net

Total other income (expense), net, during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest income	$62	$269	(77)%	$143	$628	(77)%
Interest expense	(679)	(1,282)	(47)%	(1,287)	(2,526)	(49)%
Change in fair value of common stock warrant liabilities	(515)	1,568	*	1,995	259	670%
Change in fair value of derivative liabilities	(439)	—	*	708	—	*
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	22	*	—	75	*
Change in fair value of Initial Stockholders contingent earn-out liability	—	3	*	—	10	*
Research and development tax credits and unrestricted grants	16	26	(38)%	211	312	(32)%
Total other income (expense), net	$(1,555)	$606	*	$1,770	$(1,242)	*

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash and cash equivalents and lower interest rates in 2025;

(ii)

a decrease in interest expense primarily due to declining balances of notes payable following principal repayments, a decrease in amortization of debt discounts on notes payable, and a decrease in non-cash interest expense on notes payable;

(iii)

a loss from the changes in fair value of the 2023 Avenue Warrant, Tranche A Warrants, and 2024 Common Warrants during the three months ended June 30, 2025, and a gain during the six months ended June 30, 2025. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(iv)

a loss from the change in fair value of the derivative liabilities separated from our senior secured convertible promissory notes (the “2024 SSCP Notes”) during the three months ended June 30, 2025, and a gain during the six months ended June 30, 2025. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(ix)

a gain from the change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability during the three and six months ended June 30, 2024. The changes were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions; and

(x)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.55% and 4.65% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the six months ended June 30, 2025 and 2024. We recorded other income of $40,000 and $40,000 for the six months ended June 30, 2025 and 2024, respectively, for research and development tax credits pertaining to Clene Australia for the 2025 and 2024 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the six months ended June 30, 2025 and 2024. Clene Netherlands had no taxable income or provision for income taxes for the six months ended June 30, 2025 and 2024.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $192.1 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $69.6 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $10.1 million from refundable research and development tax credits;

●	gross proceeds of $11.6 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $5.9 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively; and $9.9 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively. Our accumulated deficit was $290.3 million and $282.1 million as of June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents totaled $7.3 million and $12.2 million as of June 30, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $9.8 million and $13.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three and six months ended June 30, 2025, we generated $2.3 million and $5.1 million, respectively, of gross proceeds from our equity distribution agreement and subsequent to June 30, 2025, we generated $1.9 million of gross proceeds from our equity distribution agreement and we raised $1.5 million from the issuance of senior secured convertible promissory notes. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Firm commitments for funds include approximately $1.4 million of payments under operating lease obligations, payment of principal and interest on notes payable and convertible notes payable totaling $0.7 million, and a commitment for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $4.5 million of payments under operating lease obligations, and interest and principal repayment of notes payable and convertible notes payable of $18.3 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(9,755)	$(13,438)
Net cash provided by investing activities	—	6,319
Net cash provided by financing activities	4,806	9
Effect of foreign exchange rate changes on cash	79	(29)
Net decrease in cash, cash equivalents and restricted cash	$(4,870)	$(7,139)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $9.8 million for the six months ended June 30, 2025, which resulted from a net loss of $8.2 million, adjusted for non-cash items totaling $2.2 million and a net change in operating assets and liabilities of $3.8 million. Significant non-cash items included: (i) depreciation expense of $0.8 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.3 million, (iii) stock-based compensation expense of $3.3 million, (iv) accretion of debt discount of $0.5 million, (v) non-cash interest expense on notes payable of $24,000, (vi) a change in fair value of our common stock warrant liabilities of $2.0 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (vii) a change in fair value of our derivative liabilities of $0.7 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $0.4 million due to the timing of vendor invoicing and payments, (B) an increase in prepaid expenses and other current assets of $0.8 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable, partially offset by a decrease in prepaid clinical and CRO expenses related to the ACT-EAP, (C) a decrease in accrued liabilities of $2.3 million primarily due to a decrease in deferred grants and a decrease in other miscellaneous accrued liabilities, partially offset by an increase in accrued compensation and benefits, and (D) a decrease in operating lease obligations of $0.3 million.

Net cash used in operating activities was $13.4 million for the six months ended June 30, 2024, which resulted from a net loss of $17.9 million, adjusted for non-cash items totaling $5.4 million and a net change in operating assets and liabilities of $0.9 million. Significant non-cash items included: (i) depreciation expense of $0.8 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.3 million, (iii) stock-based compensation expense of $4.0 million, (iv) accretion of debt discount of $0.8 million, (v) non-cash interest expense of $28,000, (vi) non-cash interest income on marketable securities of $0.2 million, (vii) a change in fair value of our common stock warrant liabilities of $0.3 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (viii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $10,000, respectively, due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $0.4 million due to the timing of vendor invoicing and payments, (B) an increase in prepaid expenses and other current assets of $2.5 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, an increase in prepaid ACT-EAP expenses, and an increase in research and development tax credits receivable, (C) an increase in accrued liabilities of $2.2 million primarily due to increased accrued compensation and benefits and increased deferred grants, partially offset by a decrease in accrued CRO and clinical fees, and (D) a decrease in operating lease obligations of $0.3 million.

Investing Activities

We had no net cash provided by or used in investing activities for the six months ended June 30, 2025. Net cash provided by investing activities was $6.3 million for the six months ended June 30, 2024, which consisted of proceeds from maturities of marketable securities of $12.5 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $13,000.

Financing Activities

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2025, which consisted of proceeds from the issuance of common stock of $5.0 million, partially offset by payments of notes payable of $0.2 million. Net cash used in financing activities was $9,000 for the six months ended June 30, 2024, which consisted of proceeds from the exercise of stock options of $36,000, partially offset by payments of finance lease obligations of $27,000.

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

Common Stock Sales Agreement

During the three and six months ended June 30, 2025, we sold 758,990 and 1,337,195 shares of Common Stock, respectively, under our April 2022 equity distribution agreement (the “2022 ATM Agreement”) and April 2025 equity distribution agreement (the “2025 ATM Agreement,” and collectively with the 2022 ATM Agreement, the “ATM Agreements”) with Canaccord, generated gross proceeds of $2.3 million and $5.1 million, respectively, and paid commissions of $35,000 and $0.1 million, respectively. We did not effect any sales during any of the other periods presented herein. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement, which expired on April 26, 2025. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025, and a related prospectus supplement.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of June 30, 2025 and December 31, 2024, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the 2024 SSCP Notes as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the 2024 SSCP Notes as liabilities measured at their amortized cost as of June 30, 2025 and December 31, 2024, with a carrying value of $9.0 million and $8.6 million, respectively. We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the change in fair value of the SSCPN Derivative Liabilities resulted in a loss of $0.4 million and a gain of $0.7 million, respectively. We estimate the fair value of the 2024 SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	June 30,	December 31,
	2025	2024
Expected stock price volatility	104.20%	101.50%
Risk-free interest rate	4.00% – 4.30%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.33 – 0.97	0.50 – 1.47
Probability of change of control	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	35.00%	45.00%

Common Stock Warrant Liabilities

In accordance with ASC 815, we recognized the below common stock warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

Pursuant to amendments to the 2021 Avenue Loan in June 2023 and September 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a loss of $25,000 and a gain of $0.1 million during the three months ended June 30, 2025 and 2024, respectively; and a gain of $0.1 million and a loss of $0.1 million during the six months ended June 30, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	June 30,	December 31,
	2025	2024
Expected stock price volatility	96.50% – 99.20%	100.20% – 101.40%
Risk-free interest rate	3.70% – 4.20%	4.20% – 4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.67 – 3.00	0.75 – 3.50
Probability of change of control	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	35.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share. The change in fair value of the Tranche A Warrants resulted in a loss of $30,000 and a gain of $1.5 million during the three months ended June 30, 2025 and 2024, respectively; and a gain of $0.6 million and a gain of $0.3 million during the six months ended June 30, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	June 30,	December 31,
	2025	2024
Expected stock price volatility	96.30% – 104.30%	97.80% – 101.90%
Risk-free interest rate	4.00% – 4.40%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.29 – 0.96	0.71 – 1.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	15.00%	25.00%

Pursuant to a registered direct public offering in October 2024, we issued the 2024 Common Warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share. The change in fair value of the 2024 Common Warrants resulted in a loss of $0.5 million and a gain of $1.3 million during the three and six months ended June 30, 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) dissolution of the Company and (ii) another outcome outside of (i). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	June 30,	December 31,
	2025	2024
Expected stock price volatility	99.60%	107.50%
Risk-free interest rate	3.70%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.25	4.75
Probability of dissolution	45.00%	45.00%
Probability of other outcome	55.00%	55.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. The unobservable valuation inputs were as follows:

	Six Months Ended June 30,
	2025	2024
Expected stock price volatility	103.78% – 110.25%	97.78% – 110.82%
Risk-free interest rate	4.05% – 4.24%	4.04% – 4.58%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.25	5.00 – 10.00

We estimate the fair value of restricted stock awards using a Monte Carlo valuation model to simulate the achievement of certain stock price milestones. The unobservable inputs include the expected stock price volatility, risk-free interest rate, and expected term. No restricted stock awards were granted during the six months ended June 30, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described in Part I, Item 1A, Risk Factors of our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 24, 2025. Except for the risk factor disclosed in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, which was filed with the SEC on May 7, 2025, there have been no material changes to the risk factors since previously disclosed in the 2024 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1#	Equity Distribution Agreement, dated April 28, 2025, by and between Clene Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 28, 2025).
10.2	Clene Inc. Amended 2020 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 23, 2025).
10.3	Clene Inc. Amended Board of Directors Compensation Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on May 23, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of such omitted materials to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: August 14, 2025	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: August 14, 2025	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer