Form 10-Q
period 2025-09-30
Clene Inc.
filed 2025-11-13
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the Registrant’s common stock as of November 10, 2025 was 10,333,980.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,925	$12,155
Accounts receivable	—	64
Inventory	61	68
Prepaid expenses and other current assets	4,687	3,870
Total current assets	12,673	16,157
Restricted cash	58	58
Operating lease right-of-use assets	3,225	3,643
Property and equipment, net	6,355	7,479
TOTAL ASSETS	$22,311	$27,337

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,369	$1,240
Accrued liabilities	4,894	7,766
Operating lease obligations, current portion	783	926
Notes payable, current portion	690	359
Convertible notes payable, current portion	570	—
Total current liabilities	8,306	10,291
Operating lease obligations, net of current portion	3,484	4,132
Notes payable, net of current portion	4,567	4,610
Convertible notes payable	11,218	10,816
Common stock warrant liabilities	4,274	4,541
Derivative liabilities	2,819	1,804
TOTAL LIABILITIES	34,668	36,194
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 600,000,000 shares authorized; 10,219,946 and 8,089,565 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	286,562	273,194
Accumulated deficit	(299,070)	(282,123)
Accumulated other comprehensive income	150	71
TOTAL STOCKHOLDERS’ DEFICIT	(12,357)	(8,857)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,311	$27,337

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$—	$65	$65	$173
Royalty revenue	15	22	58	78
Total revenue	15	87	123	251
Operating expenses:
Cost of revenue	—	18	20	52
Research and development	3,513	4,471	8,508	14,490
General and administrative	2,150	3,413	7,183	10,147
Total operating expenses	5,663	7,902	15,711	24,689
Loss from operations	(5,648)	(7,815)	(15,588)	(24,438)
Other income (expense), net:
Interest income	40	127	183	755
Interest expense	(649)	(1,022)	(1,936)	(3,548)
Change in fair value of common stock warrant liabilities	(1,728)	697	267	956
Change in fair value of derivative liabilities	(797)	—	(89)	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	—	—	75
Change in fair value of Initial Stockholders contingent earn-out liability	—	—	—	10
Research and development tax credits and unrestricted grants	5	27	216	339
Total other income (expense), net	(3,129)	(171)	(1,359)	(1,413)
Net loss before income taxes	(8,777)	(7,986)	(16,947)	(25,851)
Income tax expense	—	—	—	—
Net loss	$(8,777)	$(7,986)	$(16,947)	$(25,851)

Other comprehensive income:
Unrealized loss on available-for-sale securities	$—	$1	$—	$(1)
Foreign currency translation adjustments	1	52	79	25
Total other comprehensive income	1	53	79	24
Comprehensive loss	$(8,776)	$(7,933)	$(16,868)	$(25,827)

Net loss per share – basic and diluted	$(0.85)	$(1.22)	$(1.77)	$(4.00)
Weighted average common shares used to compute basic and diluted net loss per share	10,284,674	6,557,839	9,549,661	6,467,771

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2024	8,089,565	$1	$273,194	$(282,123)	$71	$(8,857)
Issuance of common stock	578,205	—	2,673	—	—	2,673
Stock-based compensation expense	—	—	1,947	—	—	1,947
Foreign currency translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(751)	—	(751)
Balances at March 31, 2025	8,667,770	$1	$277,814	$(282,874)	$86	$(4,973)
Issuance of common stock	794,301	—	2,412	—	—	2,412
Stock-based compensation expense	—	—	1,367	—	—	1,367
Foreign currency translation adjustment	—	—	—	—	63	63
Net loss	—	—	—	(7,419)	—	(7,419)
Balances at June 30, 2025	9,462,071	$1	$281,593	$(290,293)	$149	$(8,550)
Issuance of common stock	757,875	—	3,266	—	—	3,266
Stock-based compensation expense	—	—	1,703	—	—	1,703
Foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(8,777)	—	(8,777)
Balances at September 30, 2025	10,219,946	$1	$286,562	$(299,070)	$150	$(12,357)

Balances at December 31, 2023	6,421,084	1	255,913	(242,723)	199	13,390
Stock-based compensation expense	—	—	2,013	—	—	2,013
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(55)	(55)
Net loss	—	—	—	(11,080)	—	(11,080)
Balances at March 31, 2024	6,421,627	$1	$257,926	$(253,803)	$140	$4,264
Exercise of stock options	12,001	—	36	—	—	36
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized gain on available-for-sale securities	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(6,785)	—	(6,785)
Balances at June 30, 2024	6,433,628	$1	$259,913	$(260,588)	$170	$(504)
Issuance of common stock	394,453	—	2,036	—	—	2,036
Exercise of stock options	29,089	—	88			88
Stock-based compensation expense	—	—	2,188	—	—	2,188
Unrealized gain on available-for-sale securities	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	52	52
Net loss	—	—	—	(7,986)	—	(7,986)
Balances at September 30, 2024	6,857,170	$1	$264,225	$(268,574)	$223	$(4,125)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,947)	$(25,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,135	1,240
Non-cash lease expense	418	394
Issuance of common stock as payment of outstanding indebtedness	8	—
Change in fair value of common stock warrant liabilities	(267)	(956)
Change in fair value of derivative liabilities	89	—
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	(75)
Change in fair value of Initial Stockholders contingent earn-out liability	—	(10)
Stock-based compensation expense	5,017	6,152
Accretion of debt discount	740	1,184
Non-cash interest income on marketable securities	—	(153)
Non-cash interest expense on notes payable	240	40
Changes in operating assets and liabilities:
Accounts receivable	64	143
Inventory	7	(91)
Prepaid expenses and other current assets	(817)	(1,185)
Accounts payable	129	174
Accrued liabilities	(2,772)	2,945
Operating lease obligations	(791)	(412)
Net cash used in operating activities	(13,747)	(16,461)
Cash flows from investing activities:
Purchases of marketable securities	—	(6,168)
Proceeds from maturities of marketable securities	—	12,500
Purchases of property and equipment	(11)	(14)
Net cash provided by (used in) investing activities	(11)	6,318
Cash flows from financing activities:
Proceeds from exercise of stock options	—	124
Proceeds from issuance of common stock, net of offering costs	8,243	2,036
Proceeds from share subscriptions payable	—	3,810
Proceeds from the issuance of debt and derivative liabilities	1,500	—
Payments of notes payable	(295)	(10,000)
Payments of finance lease obligations	—	(27)
Net cash provided by (used in) financing activities	9,448	(4,057)
Effect of foreign exchange rate changes on cash and restricted cash	80	24
Net decrease in cash, cash equivalents and restricted cash	(4,230)	(14,176)
Cash, cash equivalents and restricted cash – beginning of period	12,213	28,879
Cash, cash equivalents and restricted cash – end of period	$7,983	$14,703

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,925	$14,645
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$7,983	$14,703

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as payment of outstanding indebtedness	$108	$—
Derivative liability recorded upon debt modification	$687	$67
Derivative liability recorded upon debt issuance	$239	$—
Deferred transaction costs in accrued liabilities and other current assets	$—	$68
Supplemental cash flow information:
Cash paid for interest expense	$956	$2,324

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

Going Concern

We incurred a loss from operations of $5.6 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively; and $15.6 million and $24.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our accumulated deficit was $299.1 million and $282.1 million as of September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents totaled $7.9 million and $12.2 million as of September 30, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $13.7 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes issued in December 2024 (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three and nine months ended September 30, 2025, we generated $3.3 million and $8.4 million, respectively, of gross proceeds from our equity distribution agreement and $1.5 million from the issuance of senior secured convertible promissory notes (see Note 8). Subsequent to September 30, 2025, we generated $1.2 million of gross proceeds from our equity distribution agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc., a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2025 and 2024 are unaudited.

Results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Risks and Uncertainties

We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial condition, results of operations, or cash flows: ability to obtain additional financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party contract research organizations (“CROs”) and clinical vendors upon which we rely; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory, or other factors; and our ability to attract and retain employees necessary to support our growth. The product candidates we develop require approvals from regulatory agencies prior to commercial sales. There can be no assurance that our current and future product candidates will receive the necessary approvals or be commercially successful. If we are denied approval or approval is delayed, it will have a material adverse impact on our business and our condensed consolidated financial statements.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $24,000 in raw materials and $37,000 in finished goods as of September 30, 2025, and $53,000 in raw material and $15,000 in finished goods as of December 31, 2024. Inventory relates to our dietary supplement products.

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

In accordance with ASC 815, the Contingent Earn-outs are not indexed to our own stock and therefore were accounted for as a liability at the Reverse Recapitalization date and are subsequently remeasured to fair value at each reporting date with changes recorded as a component of other income (expense), net. As of September 30, 2025 and December 31, 2024, the Contingent Earn-outs had no value as determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development or general and administrative expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses totaling $2.3 million and $1.3 million during the three months ended September 30, 2025 and 2024, respectively; and $8.5 million and $3.3 million during the nine months ended September 30, 2025 and 2024, respectively. We recognized grant funding as a reduction of general and administrative expenses totaling $0.1 million and $41,000 during the three months ended September 30, 2025 and 2024, respectively; and $0.4 million and $0.1 million during the nine months ended September 30, 2025 and 2024, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with Columbia University, the prime awardee, and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8® treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. Subawards are awarded annually and subaward funds are paid to us as reimbursement for expenditures to support the ACT-EAP. Subawards for the first and second year of the ACT-EAP totaled $7.3 million and $8.0 million, respectively. We recognized grant revenue totaling $2.2 million and $1.2 million during the three months ended September 30, 2025 and 2024, respectively; and $8.6 million and $3.0 million during the nine months ended September 30, 2025 and 2024, respectively, which we recognized as a reduction of research and development and general and administrative expenses.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). ASU 2025-06 requires that entities start capitalizing software costs when funding is authorized and committed and it is probable that the project will be completed and the software will be used to perform its intended function. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of ASU 2025-06.

Note 3. Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2025 were as follows:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$4,672	$—	$—	$4,672
Total cash equivalents	4,672	—	—	4,672
Cash	3,253	—	—	3,253
Total cash and cash equivalents	$7,925	$—	$—	$7,925

Cash and cash equivalents as of  December 31, 2024 were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$7,002	$—	$—	$7,002
Total cash equivalents	7,002	—	—	7,002
Cash	5,153	—	—	5,153
Total cash and cash equivalents	$12,155	$—	$—	$12,155

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Metals to be used in research and development	$2,702	$1,849
Prepaid clinical and CRO expenses	1,133	1,557
Research and development tax credits receivable	550	327
Other	302	137
Total prepaid expenses and other current assets	$4,687	$3,870

Note 5. Property and Equipment, Net

Property and equipment, net, as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Lab equipment	$3,438	$3,437
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,298	1,298
	15,356	15,355
Less accumulated depreciation	(9,001)	(7,876)
Total property and equipment, net	$6,355	$7,479

Depreciation expense recorded in research and development expense and general and administrative expense during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$28	$67	$123	$200
Research and development	337	339	1,012	1,040
Total depreciation expense	$365	$406	$1,135	$1,240

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$4,070	$4,079
Deferred grants	542	2,665
Accrued CRO and clinical fees	247	771
Other	35	251
Total accrued liabilities	$4,894	$7,766

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

We have leases for three real estate properties: (i) a laboratory and manufacturing facility lease that commenced in September 2021 with a ten-year term and an option to extend for two five-year periods, (ii) a laboratory and manufacturing facility lease that commenced in February 2022 with a seven-year term and an option to extend for two five-year periods, and (iii) our corporate office lease that commenced in April 2020 for seven years with an option to extend for five years. We did not recognize the payments to be made in the option periods as part of the right-of-use asset or lease liability because the exercise of the option is not reasonably certain.

As of September 30, 2025 and December 31, 2024, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 4.8 years and 5.5 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of September 30, 2025 was as follows:

(in thousands)	Operating Leases
2025 (remainder)	$236
2026	1,236
2027	1,133
2028	1,093
2029	649
2030	623
Thereafter	422
Total minimum lease payments	5,392
Less amount representing interest/discounting	(1,125)
Present value of minimum lease payments	4,267
Less lease obligations, current portion	(783)
Lease obligations, net of current portion	$3,484

Components of Lease Cost

The components of lease costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Finance lease amortization	$—	$12	$—	$57
Operating lease costs	254	255	762	764
Short-term lease costs	—	—	2	2
Variable lease costs	79	88	240	217
Total lease costs	$333	$355	$1,004	$1,040

Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating cash flows from operating leases	$(1,004)	$(983)
Financing cash flows from finance leases	$—	$(27)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of September 30, 2025 and December 31, 2024 were as follows:

	Stated	September 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2025	2024
Notes payable:
Advance Cecil, Inc. (commenced April 2019)	8.00%	$152	$146
Maryland DHCD (commenced February 2019)	8.00%	764	734
Maryland DHCD (commenced May 2022)	6.00%	825	1,083
Senior Secured Promissory Notes (commenced December 2024)	12.00%	3,569	3,537
Senior Secured Promissory Notes (commenced August 2025)	12.00%	549	—
		5,859	5,500
Unamortized discount and debt issuance costs		(602)	(531)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(690)	(359)
Notes payable, net of current portion		$4,567	$4,610

Convertible notes payable:
Maryland DHCD (commenced December 2022)	6.00%	$5,312	$5,312
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	6,629	6,500
Senior Secured Convertible Promissory Notes (commenced August 2025)	12.00%	975	—
		12,916	11,812
Unamortized discount and debt issuance costs		(1,128)	(996)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		(570)	—
Convertible notes payable		$11,218	$10,816

Our interest expense on notes payable and convertible notes payable for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense on notes payable:
Coupon interest	$137	$543	$395	$1,835
Amortization of debt discount and issuance costs	88	399	259	1,035
Total interest expense on notes payable	225	942	654	2,870

Interest expense on convertible notes payable:
Coupon interest	261	77	801	529
Amortization of debt discount and issuance costs	163	3	481	149
Total interest expense on convertible notes payable	424	80	1,282	678

Total interest expense on notes payable and convertible notes payable	$649	$1,022	$1,936	$3,548

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Advance Cecil Inc., a non-stock corporation formed under the laws of the State of Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of September 30, 2025 and December 31, 2024, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of  September 30, 2025 and  December 31, 2024, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). We drew a total of $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of September 30, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of September 30, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. The effective interest rate is 5.99%.

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

Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired in May 2024 and was not exercised. During the nine months ended September 30, 2024, the effective interest rate was 17.52%.

At the inception of the 2021 Avenue Loan, we issued a warrant to Avenue to purchase Common Stock (the “2021 Avenue Warrant”). A portion of the net proceeds at issuance of the 2021 Avenue Loan were allocated to the 2021 Avenue Warrant in an amount equal to its fair value of $1.5 million and were recorded as a debt discount. Pursuant to the Second Amendment, the 2021 Avenue Warrant was cancelled and a new warrant to purchase 150,000 shares of Common Stock was issued (the “2023 Avenue Warrant”). At issuance, the 2023 Avenue Warrant was recorded as a liability and debt discount in amount equal to its fair value of $0.7 million. The Second Amendment, including the revised terms, cancellation of the 2021 Avenue Warrant, and issuance of the 2023 Avenue Warrant was accounted for as a debt modification. Additionally, pursuant to the Third Amendment, the exercise price of the 2023 Avenue Warrant was reduced from $16.00 per share to $4.6014 per share, with the resulting change in fair value of $0.1 million recorded as a debt discount. The Third Amendment was accounted for as a debt modification that also met the requirements as a troubled debt restructuring under ASC 470, Debt (“ASC 470”), with no restructuring gain required to be recognized as the future cash payments were greater than its carrying amount of the 2021 Avenue Loan.

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%, which we amended in August 2025 (the “2024 SSCPN Amendment”). The 2024 SSCP Notes were sold to related parties, including: (i) an entity controlled by a member of our board of directors, (ii) 4Life, and (iii) an entity controlled by the chairman of 4Life who is also a board member of a subsidiary of Clene. We first used the 2024 SSCP Note proceeds to satisfy our obligations under the 2021 Avenue Loan. Pursuant to the 2024 SSCPN Amendment, the maturity date of the 2024 SSCP Notes was extended to the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. Payments were interest-only for the first 12 months, and, pursuant to the 2024 SSCPN Amendment, interest will be capitalized monthly and added to the balance of the 2024 SSCP Notes beginning in August 2025. Pursuant to the 2024 SSCPN Amendment, monthly payments totaling $1.0 million per month will commence in September 2026 and continue until the maturity date and will be applied pro rata to principal and any accrued interest. We recorded debt issuance costs of $1.5 million as a debt discount at the issuance date and an additional $0.7 million at the date of the 2024 SSCPN Amendment. As of September 30, 2025 and December 31, 2024, the balance of accrued and unpaid interest was $0.2 million and $37,000, respectively, and is recorded as part of the carrying amount of the 2024 SSCP Notes. The 2024 SSCPN Amendment was accounted for as a troubled debt restructuring under ASC 470, with no restructuring gain required to be recognized as the future cash payments were greater than the carrying amount of the 2024 SSCP Notes.

In August 2025, we entered into a note purchase agreement pursuant to which we sold senior secured convertible promissory notes (the “2025 SSCP Notes,” and together with the 2024 SSCP Notes, the “SSCP Notes”) in a principal amount totaling $1.5 million and bearing interest at an annual rate of 12.00%. The 2025 SSCP Notes mature on the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. Interest will be capitalized monthly and added to the balance of the 2025 SSCP Notes. Monthly payments totaling $150,000 per month will commence in September 2026 and continue until the maturity date and will be applied pro rata to principal and any accrued interest. We recorded debt issuance costs of $0.2 million as a debt discount. As of September 30, 2025, the balance of accrued and unpaid interest was $24,000 and is recorded as part of the carrying amount of the notes.

We are subject to covenants until maturity, including a requirement to maintain unrestricted cash and cash equivalents of at least $2.0 million pursuant to the 2024 SSCP Notes. We are not in violation of any covenants. If certain events of default occur and are continuing, the holders of a majority of the outstanding principal balance may accelerate all obligations under the SSCP Notes, plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest (the “SSCPN Default Feature”). The SSCP Notes are collateralized by substantially all our tangible and intangible property and rights (the “Collateral”). During the continuance of an event of default, if the Collateral is sold or otherwise disposed of and the proceeds thereof are insufficient to satisfy our obligations under the SSCP Notes, we shall be liable for any deficiency, together with additional interest thereon at the rate of 10% per annum (the “SSCPN Collateral Deficiency Fee”). We account for the SSCPN Collateral Deficiency Fee as a contingent liability (see Note 9).

The holders of SSCP Notes may, in their sole discretion, convert up to (i) 65% of the outstanding balance of principal and accrued interest of the 2024 SSCP Notes into the number of shares of our Common Stock equal to the amount to be converted divided by (A) $5.668 for principal or (B) $4.44 for accrued interest, and (ii) 65% of the outstanding principal balance of the 2025 SSCP Notes into the number of shares of our Common Stock equal to the amount to be converted divided by $4.44 (the “SSCPN Conversion Feature”). Notwithstanding, in the event a holder declines to convert its pro rata share, the remaining holders may convert additional amounts, provided that no aggregate converted amount exceeds (i) 65% of the outstanding balance of principal and accrued interest for the 2024 SSCP Notes or (ii) $975,000 for the 2025 SSCP Notes. In the event of a change in control or any bankruptcy, liquidation, or other restructuring process, the holders may, at their option, (i) convert up to 65% of outstanding balance of principal and accrued interest for the 2024 SSCP Notes and up to 65% of the outstanding principal for the 2025 SSCP Notes into Common Stock, (ii) receive a cash payment equal to 115% of the outstanding balance of principal and accrued interest for the 2024 SSCP Notes and 115% of the outstanding principal for the 2025 SSCP Notes, or (iii) any combination thereof, prior to such monetization event, before any security or claim junior to the SSCP Notes shall receive any proceeds from such monetization event (the “SSCPN Redemption Feature,” collectively with the SSCPN Conversion Feature and SSCPN Default Feature, the “SSCPN Derivative Liabilities”). The SSCPN Derivative Liabilities met the requirements to be separated as derivative instruments and measured at fair value (see Note 12). The issuance date fair value of the SSCPN Derivative Liabilities was (i) $1.4 million for the 2024 SSCP Notes and (ii) $0.2 million for the 2025 SSCP Notes and was recorded as a debt discount. During the three and nine months ended September 30, 2025, the effective interest rate of the 2024 SSCP Notes was 24.17%. During the three and nine months ended September 30, 2025, the effective interest rate of the 2025 SSCP Notes was 24.65%.

We are required to file and maintain an effective registration statement covering the resale of the shares underlying the SSCPN Conversion Feature or we shall pay the holders a penalty equal to 2% of the face value of the 2024 SSCP Notes or 2025 SSCP Notes, as applicable, upon the occurrence of any such failure and for each 30-day period during which such failure is continuing (the “SSCPN Registration Fee”). The aggregate penalty will in no event exceed 10% of the face value of the 2024 SSCP Notes or the 2025 SSCP Notes, as applicable. We account for the SSCPN Registration Fee as a registration payment arrangement to be evaluated as a contingent liability (see Note 9).

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, without giving effect to any potential future exercise of equity conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	2025 SSCP Notes	Total
2025 (remainder)	$—	$—	$89	$—	$—	$—	$89
2026	—	—	369	—	3,449	519	4,337
2027	—	—	317	—	6,551	981	7,849
2028	—	—	—	5,000	—	—	5,000
2029	—	—	—	—	—	—	—
2030	—	—	—	—	—	—	—
Thereafter	500	100	—	—	—	—	600
Total debt principal payments	500	100	775	5,000	10,000	1,500	17,875
Accrued and unpaid interest	264	52	50	312	198	24	900
Unamortized discount and debt issuance costs	—	—	(11)	(29)	(1,461)	(229)	(1,730)
Future debt payments, net	$764	$152	$814	$5,283	$8,737	$1,295	$17,045

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

As of September 30, 2025 and December 31, 2024, we had commitments under various agreements for capital expenditures totaling $0.3 million and $0.2 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received two grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) for our VISIONARY-MS clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) for our REPAIR-MS clinical trial. Pursuant to the grants, if we make future commercial sales of CNM-Au8 for MS, we will repay: (i) 50% of the grants upon the first commercial sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with a maximum repayment of 450% of the grants if all milestones are achieved. If NMSS has not yet received aggregate repayments equal to 300% of the 2019 Grant or 150% of the 2023 Grant, then the following events will trigger repayment of 300% of the 2019 Grant, or $1.0 million, and 150% of the 2023 Grant, or $1.0 million, less any amounts previously paid: (i) sale of all or substantially all of our assets and business, (ii) sale of any portion of our assets and business including CNM-Au8 for MS treatment, (iii) exclusive licensing of our intellectual property claiming CNM-Au8 for MS treatment, (iv) a collaboration with a third-party to develop CNM-Au8 for MS treatment (2019 Grant only), or (v) licensing of our commercialization rights to CNM-Au8 for MS treatment (2023 Grant only). As of September 30, 2025, we have not met any of the above milestones. We account for these provisions in accordance with ASC 450, Contingencies. We assessed the likelihood of each event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities that were not probable as of September 30, 2025, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.2 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$(8,758)	$(7,940)	$(16,840)	$(25,720)
Foreign	(19)	(46)	(107)	(131)
Net loss before income taxes	$(8,777)	$(7,986)	$(16,947)	$(25,851)

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

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $33,000 and $34,000 during the three months ended September 30, 2025 and 2024, respectively; and $0.1 million and $0.1 million during the nine months ended September 30, 2025 and 2024, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of September 30, 2025, a total of 152,955 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023, May 2024, and May 2025. Currently, 3,220,000 shares of Common Stock are reserved for issuance thereunder. As of September 30, 2025, a total of 2,581,696 stock options and other stock awards had been granted under the 2020 Plan, and 638,304 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$949	$1,126	$2,717	$3,310
Research and development	754	1,062	2,300	2,842
Total stock-based compensation expense	$1,703	$2,188	$5,017	$6,152

Stock-based compensation expense by award type during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock options	$1,703	$2,194	$5,146	$6,147
Stock awards	—	(6)	(129)	5
Total stock-based compensation expense	$1,703	$2,188	$5,017	$6,152

Stock Options

Outstanding stock options and related activity during the nine months ended September 30, 2025 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2024	1,944,252	$27.90	8.24	$59
Granted	753,992	4.81	9.70	—
Forfeited	(12,115)	31.35	—	—
Expired	(4,595)	14.01	—	—
Outstanding – September 30, 2025	2,681,534	$21.42	8.13	$1,149
Vested and exercisable – September 30, 2025	1,299,261	$35.33	7.24	$569
Vested, exercisable or expected to vest – September 30, 2025	2,681,534	$21.42	8.13	$1,149

As of September 30, 2025 and December 31, 2024, we had approximately $5.9 million and $8.3 million, respectively, of unrecognized stock-based compensation costs related to unvested stock options that is expected to be recognized over a weighted-average period of 1.62 years and 1.70 years, respectively. Our unrecognized stock-based compensation cost excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of  September 30, 2025 and December 31, 2024.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $3.79 and $6.09, respectively. The assumptions used to calculate the fair value of stock options granted during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Expected stock price volatility	96.77% – 110.25%	97.78% – 111.49%
Risk-free interest rate	3.67% – 4.24%	3.62% – 4.58%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.25	5.00 – 10.00

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity during the nine months ended September 30, 2025 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2024	37,441	$196.84
Forfeited	(663)	193.93
Unvested balance – September 30, 2025	36,778	$193.93

As of September 30, 2025 and  December 31, 2024, we had no unrecognized stock-based compensation cost related to unvested stock awards.

Note 12. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of September 30, 2025 was as follows:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,672	$—	$—	$4,672
Common stock warrant liabilities	—	—	4,274	4,274
Derivative liabilities	—	—	2,819	2,819

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2024 was as follows:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,002	$—	$—	$7,002
Common stock warrant liabilities	—	—	4,541	4,541
Derivative liabilities	—	—	1,804	1,804

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the nine months ended September 30, 2025 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2024	$4,541	$1,804
Initial fair value of instruments issued	—	239
Change in fair value	(267)	89
Change in fair value pursuant to the 2024 SSCPN Amendment, recorded as a debt discount	—	687
Balance – September 30, 2025	$4,274	$2,819

Changes in the fair value of our Level 3 financial instruments during the nine months ended September 30, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$75	$10
Change in fair value	(956)	(75)	(10)
Change in 2023 Avenue Warrant fair value pursuant to the Third Amendment, recorded as a debt discount	67	—	—
Balance – September 30, 2024	$592	$—	$—

Valuation of Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable are categorized within Level 3 of the fair value hierarchy. The 2019 MD Loan and 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of the Phantom Shares (see Note 8), which approximates fair value. The 2022 MD Loan, 2022 DHCD Loan, and 2025 SSCP Notes are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates.

The 2024 SSCP Notes are carried at their amortized cost of $8.7 million and $8.6 million as of  September 30, 2025 and  December 31, 2024, respectively. As of  December 31, 2024, amortized cost approximated fair value but as of  September 30, 2025, amortized cost did not approximate fair value and the fair value of the 2024 SSCP Notes, excluding the SSCPN Derivative Liabilities pertaining to the 2024 SSCP Notes, was approximately $7.7 million. The SSCPN Derivative Liabilities met the requirements to be separated from the SSCP Notes as derivative instruments measured at fair value. We estimate the fair value of the SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	September 30,	August 13,	August 13,	December 31,
	2025	2025(1)	2025(2)	2024(3)
Expected stock price volatility	100.70%	96.30%	89.20%	101.50%
Discount rate	15.00%	21.00%	21.00%	12.00%
Risk-free interest rate	3.70% – 3.80%	3.80% – 4.10%	3.90% – 4.10%	4.20%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.50 – 1.37	0.47 – 1.50	0.44 – 0.85	0.50 – 1.47
Probability of change of control	20.00%	20.00%	20.00%	10.00%
Probability of dissolution	45.00%	45.00%	45.00%	45.00%
Probability of other outcome	35.00%	35.00%	35.00%	45.00%

(1)

Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to: (i) the 2024 SSCP Notes immediately following the 2024 SSCPN Amendment, and (ii) the 2025 SSCP Notes at issuance.

(2)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes immediately preceding the 2024 SSCPN Amendment.

(3)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes only.

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

	September 30,	December 31,
	2025	2024
Expected stock price volatility	96.10% – 110.10%	100.20% – 101.40%
Risk-free interest rate	3.60% – 3.80%	4.20% – 4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 2.75	0.75 – 3.50
Probability of change of control	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	35.00%	45.00%

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

	September 30,	December 31,
	2025	2024
Expected stock price volatility	98.40% – 100.40%	97.80% – 101.90%
Risk-free interest rate	3.80% – 4.10%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.21 – 0.71	0.71 – 1.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	15.00%	25.00%

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

	September 30,	December 31,
	2025	2024
Expected stock price volatility	100.00%	107.50%
Risk-free interest rate	3.70%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.00	4.75
Probability of dissolution	45.00%	45.00%
Probability of other outcome	55.00%	55.00%

Note 13. Capital Stock

As of September 30, 2025 and December 31, 2024, our amended and restated certificate of incorporation authorized us to issue 600,000,000 shares of Common Stock, par value $0.0001 per share; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of September 30, 2025 and December 31, 2024, we had 10,219,946 and 8,089,565 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

(1)

Represents 120,375 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. We may redeem the outstanding warrants at $0.01 per warrant if the last sales price of our Common Stock equals or exceeds $330.00 per share for any 20 trading days within a 30-trading day period. As of September 30, 2025 and December 31, 2024, no warrants had been exercised.

(2)

Represents 1,229 shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of September 30, 2025 and December 31, 2024, no warrants had been exercised.

(3)

Represents 150,000 shares of Common Stock underlying the 2023 Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of September 30, 2025 and December 31, 2024, the warrant had not been exercised.

(4)

Represents 2,500,000 shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche A Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. As of September 30, 2025 and December 31, 2024, no warrants had been exercised.

(5)

Represents 2,500,000 shares of Common Stock underlying the Tranche B Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche B Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. As of September 30, 2025 and December 31, 2024, no warrants had been exercised.

(6)

Represents 424,358 shares of Common Stock underlying the 2024 Pre-Funded Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of September 30, 2025 and December 31, 2024, 17,626 pre-funded warrants had been exercised for nominal proceeds.

(7)

Represents 1,546,914 shares of Common Stock underlying the 2024 Common Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of September 30, 2025 and December 31, 2024, no warrants had been exercised.

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

Pursuant to the ATM Agreements, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of Common Stock, if any. During the three and nine months ended September 30, 2025, we sold 757,875 and 2,095,070 shares of Common Stock, respectively, generated gross proceeds of $3.3 million and $8.4 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2024, we sold 394,453 shares of Common Stock, generated gross proceeds of $2.1 million, and paid commissions of $0.1 million.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of September 30, 2025 and  December 31, 2024. We did not effect any sales during the periods presented herein.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,777)	$(7,986)	$(16,947)	$(25,851)
Denominator:
Weighted average common shares outstanding	10,284,674	6,557,839	9,549,661	6,467,771
Net loss per share attributable to common stockholders – basic and diluted	$(0.85)	$(1.22)	$(1.77)	$(4.00)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible notes payable (see Note 8)	1,457,849	62,500	1,457,849	62,500
Common stock warrants (see Note 13)	6,818,518	5,271,604	6,818,518	5,271,604
Options to purchase common stock (see Note 11)	2,681,534	1,896,044	2,681,534	1,896,044
Unvested restricted stock awards (see Note 11)	36,778	37,441	36,778	37,441
Contingent earn-out shares (see Note 2)	329,628	329,628	329,628	329,628
Total shares excluded from diluted net loss per share	11,324,307	7,597,217	11,324,307	7,597,217

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

We currently provide, on a non-exclusive basis, an aqueous zinc-silver ion dietary (mineral) supplement to 4Life, which is sold under the trade name Zinc Factor™, and an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles, that is sold by 4Life, on an exclusive basis, under the trade name Gold Factor™ and is subject to royalties. Total revenue under the Supply and License Agreements during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Product revenue from related parties	$—	$64	$63	$171
Royalty revenue from related parties	15	22	58	78
Total revenue from related parties	$15	$86	$121	$249

Note 16. Geographic and Segment Information

Geographic Information

All of our long-lived assets, composed of property and equipment, net by location, were held in the U.S. as of September 30, 2025 and  December 31, 2024. All of our revenues from external customers were generated in the U.S. during the three and nine months ended September 30, 2025 and 2024.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenues from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the three and nine months ended September 30, 2025 and 2024, these items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Segment revenue from external customers	$15	$87	$123	$251
Segment operating expenses:
Cost of revenue	—	18	20	52
Research and development:
CNM-Au8:
Amyotrophic lateral sclerosis	1,775	694	4,586	2,074
Multiple sclerosis	41	178	230	339
Parkinsonʼs disease	—	—	—	2
Regulatory activities	75	168	335	630
General/pre-clinical/non-clinical	(108)	(35)	(26)	293
CNM-ZnAg	—	4	—	17
Facilities	436	411	1,241	1,193
Depreciation	337	339	1,012	1,040
Manufacturing	363	226	633	887
Research	1	46	8	362
Equipment	30	39	58	103
Maintenance	53	47	117	84
Information technology	68	43	187	109
Personnel	1,945	2,516	6,205	7,725
Stock-based compensation	754	1,062	2,300	2,842
Grant revenue as a reduction of research and development expense	(2,270)	(1,283)	(8,495)	(3,285)
Other segment items ‒ Research and development(1)	13	16	117	75
General and administrative:
Insurance	182	188	544	561
Legal	70	290	393	649
Finance and accounting	270	192	800	565
Public and investor relations	63	156	293	589
Facilities	29	28	90	91
Depreciation	28	67	123	200
Information technology	27	79	123	245
Personnel	569	1,000	2,189	3,140
Stock-based compensation	949	1,126	2,717	3,310
Grant revenue as a reduction of general and administrative expense	(130)	(41)	(358)	(147)
Other segment items ‒ General and administrative(2)	93	328	269	944
Segment loss from operations	(5,648)	(7,815)	(15,588)	(24,438)

Reconciliation of segment loss from operations:
Adjustments and reconciling items	—	—	—	—
Consolidated loss from operations	$(5,648)	$(7,815)	$(15,588)	$(24,438)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.

(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenues during the three and nine months ended September 30, 2025 and 2024 were predominantly with a single customer, 4Life, through our License and Supply Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net loss before income taxes for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Segment loss from operations	$(5,648)	$(7,815)	$(15,588)	$(24,438)
Total other income (expense), net(1)	(3,129)	(171)	(1,359)	(1,413)
Net loss before income taxes	$(8,777)	$(7,986)	$(16,947)	$(25,851)

(1)	Represents consolidated total other income (expense), net, as reported on the consolidated statements of operations and comprehensive loss.

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of September 30, 2025 and  December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Total assets:
Products	$14,256	$15,001
Corporate	8,055	12,336
Consolidated	$22,311	$27,337

Additions to long-lived assets during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Products	$11	$14
Corporate	—	—
Consolidated	$11	$14

Note 17. Subsequent Events

Common Stock Sales Agreement

Subsequent to September 30, 2025, we sold 114,034 shares of Common Stock, generated gross proceeds of $1.2 million, and paid commissions of $18,000 under our 2025 ATM Agreement.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In December 2024, we announced that we received written guidance from the Division of Neurology 1 (“DN1”) of the U.S. Food and Drug Administration (“FDA”) regarding a potential accelerated approval pathway for CNM-Au8® in ALS. As announced previously in September 2024, we were initially advised that the data presented in our briefing package for CNM-Au8 was not adequate to support an NDA submission under the accelerated approval pathway. However, following our November 2024 meeting with DN1 and presentation of additional data and analyses, the FDA provided guidance on meeting the regulatory standard for substantial evidence of effectiveness supporting accelerated approval. The FDA recommended three potential paths that could be leveraged to increase the persuasiveness of our data, including the effect of CNM-Au8 on neurofilament light (“NfL”) decline. We intend to follow the FDA’s recommendation to provide data from the HEALEY ALS Platform Trial and our ongoing National Institutes of Health (“NIH”)-sponsored Expanded Access Program (“EAP”) and believe we can address the FDA’s requests. The additional data collection and analyses to support NDA submission is planned to be completed shortly, as summarized below:

●

ACT-EAP NfL biomarker analyses—Provide supportive evidence of NfL declines in participants from our ongoing NIH-sponsored compassionate-use EAP (the “ACT-EAP”). We met with the FDA in the second quarter of 2025 to review our statistical analysis plan for the NfL biomarker analyses, during which the FDA provided constructive feedback on our proposed analyses methodology. NfL change will be analyzed following nine months of treatment (primary NfL analysis) and after six months of treatment (supportive NfL analysis), including several prespecified sub-group analyses. These analyses are planned to provide supportive data of the NfL change demonstrated in the HEALEY ALS Platform Trial double-blind period following six months of treatment with CNM-Au8.

●

Placebo NfL biomarker analyses—Provide an analysis of change from baseline in NfL for original placebo subjects that switched to CNM-Au8 in the open-label extension (“OLE”) of the HEALEY ALS Platform Trial with baseline based on the time the placebo participants initiated treatment with CNM-Au8.

○

Survival pharmacometric modeling—Provide evidence of the magnitude of NfL change and other related disease-specific biomarkers that are associated with clinical survival benefit and clinical outcomes in ALS patients.

●	Additional ALS-specific biomarkers—Provide analyses of additional ALS disease-specific biomarkers to support the effects of CNM-Au8 for treatment of ALS.

The FDA noted that whether NfL or other related disease-specific biomarkers can serve as a reasonably likely surrogate endpoint for the effects of CNM-Au8 in ALS and whether the magnitude of change observed on NfL or other related disease-specific biomarkers in patients treated with CNM-Au8 can reasonably likely predict clinical benefit for ALS would be a matter of review. We recently had a Type C meeting with the FDA to review the long-term survival benefit from CNM-Au8 30 mg treatment compared to concurrently randomized controls from another HEALEY ALS Platform Trial Regimen. The FDA recommended using the evidence of CNM-Au8 30 mg treatment effects on long-term survival as supportive evidence for the clinical meaningfulness of observed NfL or other disease-specific biomarker changes. We plan to continue dialogue with the FDA including presenting additional long-term survival data and biomarker changes with the goal of filing an NDA under an accelerated approval pathway. In addition, the FDA recommended that we conduct further survival analyses comparing Regimen C to other regimens in the HEALEY ALS Platform Trial to strengthen the inference of a survival benefit. Assuming the data from one or more of the FDA potential paths is positive, we plan to submit an NDA in the first quarter of 2026 under an accelerated approval pathway. We also plan to request a Type C meeting with the FDA to review data from these additional biomarker analyses and anticipate this meeting will occur in the first quarter of 2026. Finally, we plan to commence a confirmatory Phase 3 trial, RESTORE-ALS, in the first half of 2026, contingent on funding. The trial is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint).

Multiple Sclerosis

In September 2025, we announced combined results for REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial in relapsing MS and non-active progressive MS patients, including the results of the recently-completed second dosing cohort. The primary endpoint was the change in brain NAD+/NADH ratio—a measure of energetic capacity—from baseline to week 12. Participants analyzed for the primary efficacy outcome (all evaluable with post-baseline scans at the week 12 visit) included REPAIR-MS Cohort 1 (relapsing MS, n=11), REPAIR-MS Cohort 2 (non-active progressive MS, n=15), and REPAIR-PD (n=13) in prespecified analyses across the overall population (total n=39). Key findings included:

●

The mean NAD+/NADH ratio in the brain was significantly increased following 12 weeks of treatment with CNM-Au8 in the full REPAIR population (+0.449 units, 95% CI: 0.093 to 0.805, p=0.0148; percent change: 8.65%, 95% CI: 2.6% to 14.7%, p=0.0006).

●

The change in REPAIR-MS participants alone demonstrated consistent increases in the NAD+/NADH ratio to week 12 (+0.480 units, 95% CI: -0.018 to 0.979, p=0.058; percent change: +9.49%, 95% CI: 1.14% to 17.85%, p=0.0275), a measure of how efficiently the brain makes energy.

●

Secondary endpoints: the change in the percent fraction of brain NAD+ and NADH similarly demonstrated statistically significant increases in NAD+ and decreases in NADH for both the full REPAIR population (p=0.0058) and REPAIR-MS (p=0.0232), respectively.

Striking relationships between MS disease activity and brain energy metabolic indices were present at the pre-treatment baseline visit.

●

The Expanded Disability Status Scale (“EDSS”), a global measure of MS disease severity, was significantly associated with the baseline deficits in the NAD+/NADH ratio (Pearson Correlation: ρ=-0.429, p=0.0127).

●

Baseline measures of working memory and cognitive processing speed, measured by the Symbol Digit Modalities Test, were significantly associated with average brain ATP levels (peak signal area average for α-ATP, β-ATP, γ-ATP; Pearson Correlation: ρ=0.542, p=0.0009).

●

Baseline measures of upper extremity function, measured by the 9-Hole Peg Test time (total time across hands), was also significantly associated with average brain ATP levels (peak signal area average for α-ATP, β-ATP, γ-ATP; Pearson Correlation: ρ=-0.513, p=0.0032).

Collectively, these data reinforce the insight that bioenergetic failure in the brain is a key contributor to neurodegeneration and disease progression in MS. By improving brain energy metabolism, CNM-Au8 may help slow progression of disability.

We met with the FDA in a Type B end of Phase 2 meeting during the third quarter of 2025 to review results from the Phase 2 VISIONARY-MS trial and discuss a planned Phase 3 study focusing on cognition improvement as an adjunct to standard-of-care MS therapies, addressing a critical unmet medical need for people struggling with MS. The FDA aligned with Clene acknowledging the limitations of the EDSS and expressed openness to considering other potential primary endpoints, including cognition, to evaluate broader treatment effects. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval.

Parkinson’s Disease

In September 2025, we announced preclinical data showing that CNM-Au8 improved key measures of cellular health in a novel dopaminergic neuron model of PD. The study used skin cells from 8 sporadic PD (“sPD”) patients, 14 familial PD (“fPD”) patients—13 with LRRK2 gene mutations and 1 with a PARK gene mutation—and 13 healthy individuals. The skin cells were directly converted into dopaminergic neurons, the brain cells essential for movement and the most vulnerable to degeneration in PD. This innovative method retains age-related characteristics from PD patient donors, enabling researchers to study disease processes as they occur in aged disease-relevant neurons. Key findings included:

●

Improved mitochondrial health in familial PD—CNM-Au8 increased mitochondrial health (membrane potential) and mitochondrial volume, while reducing harmful reactive oxygen species (“ROS”) in fPD neurons.

●

Reduced inflammation in sporadic PD—CNM-Au8 lowered levels of senescence-related inflammatory proteins, including CD40 and CXCL10, in sPD neurons, helping to reduce neuroinflammation that exacerbates PD progression.

●

Restored cellular metabolism—CNM-Au8 dose-dependently increased the NAD+/NADH ratio, a measure of cellular energy metabolism. Further, CNM-Au8 corrected the intracellular levels of 36% of metabolites in fPD neurons and 17% in sPD neurons, particularly in the tricarboxylic acid (“TCA”) cycle for energy production and in nucleotide metabolism (e.g., xanthine, inosine) demonstrated by semi-targeted metabolomic analyses.

●

Normalized dysregulated gene expression—CNM-Au8 treatment of PD neurons resulted in a reversal of the global disease-associated gene expression profiles in both sPD and fPD dopaminergic neurons, normalizing the expression of the majority of all top up- and down-regulated PD differentially expressed gene transcripts to near-control levels.

●

Favorable safety profile—CNM-Au8 did not demonstrate evidence of toxicity toward the PD dopaminergic cells at all tested doses, a finding consistent with the clinical observation that CNM-Au8 treatment in humans has over 1,000 patient-years of exposure data in ALS and MS without significant safety concerns.

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

We anticipate that our general and administrative expenses in future periods will be contingent upon our discussions with the FDA. If we are able to file an NDA with the FDA under an accelerated approval pathway, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock-based compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA with the FDA under an accelerated approval pathway, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial manufacturing expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) changes in the fair value of our common stock warrant liabilities and derivative liabilities, and (iii) research and development tax credits, unrestricted grants, and conditional grants for which applicable conditions have been met.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenue:
Product revenue	$—	$65	*	$65	$173	(62)%
Royalty revenue	15	22	(32)%	58	78	(26)%
Total revenue	15	87	(83)%	123	251	(51)%
Operating expenses:
Cost of revenue	—	18	*	20	52	(62)%
Research and development	3,513	4,471	(21)%	8,508	14,490	(41)%
General and administrative	2,150	3,413	(37)%	7,183	10,147	(29)%
Total operating expenses	5,663	7,902	(28)%	15,711	24,689	(36)%
Loss from operations	(5,648)	(7,815)	(28)%	(15,588)	(24,438)	(36)%
Total other income (expense), net	(3,129)	(171)	1,730%	(1,359)	(1,413)	(4)%
Net loss	$(8,777)	$(7,986)	10%	$(16,947)	$(25,851)	(34)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three and nine months ended September 30, 2025 and 2024, changes in product and royalty revenues were due to the timing of purchases and sales of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue relates to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
CNM-Au8:
Amyotrophic lateral sclerosis	$1,775	$694	156%	$4,586	$2,074	121%
Multiple sclerosis	41	178	(77)%	230	339	(32)%
Parkinsonʼs disease	—	—	*	—	2	*
Regulatory activities	75	168	(55)%	335	630	(47)%
General/pre-clinical/non-clinical	(108)	(35)	209%	(26)	293	*
CNM-ZnAg	—	4	*	—	17	*
Unallocated:
Facilities	436	411	6%	1,241	1,193	4%
Depreciation	337	339	(1)%	1,012	1,040	(3)%
Manufacturing	363	226	61%	633	887	(29)%
Research	1	46	(98)%	8	362	(98)%
Equipment	30	39	(23)%	58	103	(44)%
Maintenance	53	47	13%	117	84	39%
Information technology	68	43	58%	187	109	72%
Other	13	16	(19)%	117	75	56%
Personnel	1,945	2,516	(23)%	6,205	7,725	(20)%
Stock-based compensation	754	1,062	(29)%	2,300	2,842	(19)%
Grant revenue as a reduction of research and development expense	(2,270)	(1,283)	77%	(8,495)	(3,285)	159%
Total research and development	$3,513	$4,471	(21)%	$8,508	$14,490	(41)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

an increase in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) an increase in expenses related to our ALS clinical programs, including our ACT-EAP due to higher enrollment in the EAP, and an increase in expenses for planning activities for our RESTORE-ALS clinical trial; partially offset by a decrease in expenses related to the HEALEY ALS Platform Trial due to the previous completion of the blinded and open-label extension portions of the trial and a decrease in expenses related to our two other ongoing EAPs with Massachusetts General Hospital, (B) a decrease in expenses related to our MS clinical programs primarily due to a decrease in expenses related to our REPAIR-MS clinical trial due to the conclusion of the second dosing cohort, partially offset by an increase in expenses for our MS EAP which began enrollment in September 2024, (C) a decrease in expenses for regulatory activities primarily driven by lower expenses related to our ongoing FDA discussions and NDA submission-related activities, and (D) a decrease in pre-clinical, non-clinical, and other general CNM-Au8-related expenses primarily due to the renegotiation of a vendor contract upon completion;

(ii)

an increase in unallocated expenses during the three months ended September 30, 2025, primarily due to: (A) an increase in manufacturing expenses to support higher enrollment in our ongoing and expanded EAPs, and (B) a decrease in expenses related to general research activities; and a decrease in unallocated expenses during the nine months ended September 30, 2025, primarily due to: (A) a decrease in manufacturing expenses due to the conclusion of various clinical programs, partially offset by increased manufacturing expenses to support higher enrollment in our ongoing and expanded EAPs, and (B) a decrease in expenses for general research activities with external vendors and consultants, partially offset by (C) an increase in information technology-related expenses;

(iii)	a decrease in personnel expenses, primarily due to cost-saving initiatives and a decrease in expenses for manufacturing personnel due to the conclusion of various clinical programs;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel; and

(v)

an increase in grant revenue, recorded as a reduction to research and development expense, due to an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses, partially offset by a decrease in grant revenue related to our REPAIR-MS clinical trial due to the conclusion of the second dosing cohort.

General and Administrative Expense

General and administrative expense during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Insurance	$182	$188	(3)%	$544	$561	(3)%
Legal	70	290	(76)%	393	649	(39)%
Finance and accounting	270	192	41%	800	565	42%
Public and investor relations	63	156	(60)%	293	589	(50)%
Facilities	29	28	4%	90	91	(1)%
Depreciation	28	67	(58)%	123	200	(39)%
Information technology	27	79	(66)%	123	245	(50)%
Personnel	569	1,000	(43)%	2,189	3,140	(30)%
Stock-based compensation	949	1,126	(16)%	2,717	3,310	(18)%
Grant revenue as a reduction of general and administrative expense	(130)	(41)	217%	(358)	(147)	144%
Other	93	328	(72)%	269	944	(72)%
Total general and administrative	$2,150	$3,413	(37)%	$7,183	$10,147	(29)%

The change in general and administrative expense was primarily due to the following:

(i)

a decrease in legal fees, primarily due to a decrease in legal fees related to intellectual property and regulatory activities; partially offset by an increase in legal fees related to financing and fundraising and other general corporate legal fees;

(ii)	an increase in finance and accounting fees, primarily due to an increase in audit and tax fees and fees from consultants, advisors, and other financial vendors;

(iii)	a decrease in fees related to our public and investor relations efforts;

(iv)	a decrease in depreciation expense due to certain assets reaching the end of their depreciable life;

(v)

a decrease in information technology-related expenses, primarily due to a decrease in fees for managed services, security services, and software licenses; partially offset by an increase in expenses related to maintenance and subscriptions;

(vi)	a decrease in personnel expenses, primarily due to cost-saving initiatives;

(vii)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel;

(viii)

an increase in grant revenue, recorded as a reduction to general and administrative expense, due to an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses; and

(ix)

a decrease in other expenses due to a decrease in expenses related to lobbying activities, postage, continuing education, office, and other miscellaneous expenses; partially offset by an increase in travel expenses.

Total Other Income (Expense), Net

Total other income (expense), net, during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest income	$40	$127	(69)%	$183	$755	(76)%
Interest expense	(649)	(1,022)	(36)%	(1,936)	(3,548)	(45)%
Change in fair value of common stock warrant liabilities	(1,728)	697	*	267	956	(72)%
Change in fair value of derivative liabilities	(797)	—	*	(89)	—	*
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	—	*	—	75	*
Change in fair value of Initial Stockholders contingent earn-out liability	—	—	*	—	10	*
Research and development tax credits and unrestricted grants	5	27	(81)%	216	339	(36)%
Total other income (expense), net	$(3,129)	$(171)	1,730%	$(1,359)	$(1,413)	(4)%

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash and cash equivalents and lower interest rates in 2025;

(ii)

a decrease in interest expense primarily due to (A) declining balances of notes payable following principal repayments, including repayment of notes payable with higher stated interest rates, and (B) a decrease in amortization of debt discounts due to repayment of notes payable with higher monthly amortization; partially offset by (C) an increase in non-cash interest expense due to the capitalization of interest on senior secured convertible promissory notes beginning in August 2025;

(iii)

a loss from the changes in fair value of the 2023 Avenue Warrant, Tranche A Warrants, and 2024 Common Warrants during the three months ended September 30, 2025, and a gain during the nine months ended September 30, 2025. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(iv)

a loss from the change in fair value of the derivative liabilities separated from our senior secured convertible promissory notes. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(v)

a gain from the change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability. The changes were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions; and

(vi)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.55% and 4.55% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the nine months ended September 30, 2025 and 2024. We recorded other income of $45,000 and $68,000 for the nine months ended September 30, 2025 and 2024, respectively, for research and development tax credits pertaining to Clene Australia for the 2025 and 2024 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the nine months ended September 30, 2025 and 2024. Clene Netherlands had no taxable income or provision for income taxes for the nine months ended September 30, 2025 and 2024.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $194.7 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $71.1 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $10.1 million from refundable research and development tax credits;

●	gross proceeds of $14.8 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $5.6 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively; and $15.6 million and $24.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our accumulated deficit was $299.1 million and $282.1 million as of September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents totaled $7.9 million and $12.2 million as of September 30, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $13.7 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenues since our inception, and we do not anticipate generating significant revenues unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes issued in December 2024 (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8 to the condensed consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and equity purchase agreement and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three and nine months ended September 30, 2025, we generated $3.3 million and $8.4 million, respectively, of gross proceeds from our equity distribution agreement and $1.5 million from the issuance of senior secured convertible promissory notes (see Note 8 to the condensed consolidated financial statements). Subsequent to September 30, 2025, we generated $1.2 million of gross proceeds from our equity distribution agreement. We have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and elimination of certain staff positions. We have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Firm commitments for funds include approximately $1.2 million of payments under operating lease obligations, payment of principal and interest on notes payable and convertible notes payable totaling $1.9 million, and a commitment for capital expenditures totaling $0.3 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $4.2 million of payments under operating lease obligations, and interest and principal repayment of notes payable and convertible notes payable of $19.6 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(13,747)	$(16,461)
Net cash provided by (used in) investing activities	(11)	6,318
Net cash provided by (used in) financing activities	9,448	(4,057)
Effect of foreign exchange rate changes on cash	80	24
Net decrease in cash, cash equivalents and restricted cash	$(4,230)	$(14,176)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2025, which resulted from a net loss of $16.9 million, adjusted for non-cash items totaling $7.4 million and a net change in operating assets and liabilities of $4.2 million. Significant non-cash items included: (i) depreciation expense of $1.1 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.4 million, (iii) stock-based compensation expense of $5.0 million, (iv) accretion of debt discount of $0.7 million, (v) non-cash interest expense on notes payable of $0.2 million, (vi) a change in fair value of our common stock warrant liabilities of $0.3 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (vii) a change in fair value of our derivative liabilities of $0.1 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.1 million due to the timing of vendor invoicing and payments, (B) an increase in prepaid expenses and other current assets of $0.8 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in research and development tax credits receivable, partially offset by a decrease in prepaid clinical and CRO expenses related to the ACT-EAP, (C) a decrease in accrued liabilities of $2.8 million primarily due to a decrease in deferred grants, accrued CRO and clinical fees, and other miscellaneous accrued liabilities, and (D) a decrease in operating lease obligations of $0.8 million.

Net cash used in operating activities was $16.5 million for the nine months ended September 30, 2024, which resulted from a net loss of $25.9 million, adjusted for non-cash items totaling $7.8 million and a net change in operating assets and liabilities of $1.6 million. Significant non-cash items included: (i) depreciation expense of $1.2 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.4 million, (iii) stock-based compensation expense of $6.2 million, (iv) accretion of debt discount of $1.2 million, (v) non-cash interest expense of $40,000, (vi) non-cash interest income on marketable securities of $0.2 million, (vii) a change in fair value of our common stock warrant liabilities of $1.0 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (viii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $10,000, respectively, due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (A) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.2 million due to the timing of vendor invoicing and payments, (B) an increase in prepaid expenses and other current assets of $1.2 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, an increase in prepaid ACT-EAP expenses, partially offset by a decrease in research and development tax credits receivable, (C) an increase in accrued liabilities of $2.9 million primarily due to increased accrued compensation and benefits, deferred grants, and accrued CRO and clinical fees, and (D) a decrease in operating lease obligations of $0.4 million.

Investing Activities

Net cash provided by investing activities was $11,000 for the nine months ended September 30, 2025, which consisted of purchases of property and equipment. Net cash provided by investing activities was $6.3 million for the nine months ended September 30, 2024, which consisted of proceeds from maturities of marketable securities of $12.5 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $14,000.

Financing Activities

Net cash provided by financing activities was $9.5 million for the nine months ended September 30, 2025, which consisted of proceeds from the issuance of common stock of $8.2 million and proceeds from the issuance of debt and derivative liabilities of $1.5 million, partially offset by payments of notes payable of $0.3 million. Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2024, which consisted of proceeds from the exercise of stock options of $0.1 million, proceeds from the issuance of common stock of $2.0 million, and proceeds from share subscriptions receivable of $3.8 million due to receipt of investor subscriptions from a registered direct offering in advance of the closing date of October 1, 2024; partially offset by payments of finance lease obligations of $27,000 and payments of notes payable of $10.0 million.

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

Common Stock Sales Agreement

During the three and nine months ended September 30, 2025, we sold 757,875 and 2,095,070 shares of Common Stock, respectively, under our April 2022 equity distribution agreement (the “2022 ATM Agreement”) and April 2025 equity distribution agreement (the “2025 ATM Agreement,” and collectively with the 2022 ATM Agreement, the “ATM Agreements”) with Canaccord, generated gross proceeds of $3.3 million and $8.4 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2024, we sold 394,453 shares of Common Stock, generated gross proceeds of $2.1 million, and paid commissions of $0.1 million. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the SEC on April 26, 2022, and a related prospectus supplement, which expired on April 26, 2025. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025, and a related prospectus supplement.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of September 30, 2025 and December 31, 2024, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the senior secured convertible promissory notes (the “SSCP Notes”) as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the SSCP Notes as liabilities measured at their amortized cost, with carrying values of (i) $8.7 million and $8.6 million for the 2024 SSCP Notes as of September 30, 2025 and December 31, 2024, respectively, and (ii) $1.3 million for the 2025 SSCP Notes as of September 30, 2025. We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the change in fair value of the SSCPN Derivative Liabilities resulted in a loss of $0.8 million and a loss of $0.1 million, respectively. We estimate the fair value of the SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	August 13,	August 13,	December 31,
	2025	2025(1)	2025(2)	2024(3)
Expected stock price volatility	100.70%	96.30%	89.20%	101.50%
Discount rate	15.00%	21.00%	21.00%	12.00%
Risk-free interest rate	3.70% – 3.80%	3.80% – 4.10%	3.90% – 4.10%	4.20%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.50 – 1.37	0.47 – 1.50	0.44 – 0.85	0.50 – 1.47
Probability of change of control	20.00%	20.00%	20.00%	10.00%
Probability of dissolution	45.00%	45.00%	45.00%	45.00%
Probability of other outcome	35.00%	35.00%	35.00%	45.00%

(1)

Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to: (i) the 2024 SSCP Notes immediately following an amendment in August 2025, and (ii) the 2025 SSCP Notes at issuance.

(2)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes immediately preceding an amendment in August 2025.

(3)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes only.

Common Stock Warrant Liabilities

In accordance with ASC 815, we recognized the below common stock warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

Pursuant to amendments to the 2021 Avenue Loan in June 2023 and September 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a loss of $0.1 million and a gain of $0.1 million during the three months ended September 30, 2025 and 2024, respectively; and a gain of $4,000 and a gain of $39,000 during the nine months ended September 30, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) another outcome outside of (i)-(ii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	December 31,
	2025	2024
Expected stock price volatility	96.10% – 110.10%	100.20% – 101.40%
Risk-free interest rate	3.60% – 3.80%	4.20% – 4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 2.75	0.75 – 3.50
Probability of change of control	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	35.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued the Tranche A Warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share. The change in fair value of the Tranche A Warrants resulted in a loss of $0.1 million and a gain of $0.6 million during the three months ended September 30, 2025 and 2024, respectively; and a gain of $0.5 million and a gain of $0.9 million during the nine months ended September 30, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) another outcome outside of (i)-(iii). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	December 31,
	2025	2024
Expected stock price volatility	98.40% – 100.40%	97.80% – 101.90%
Risk-free interest rate	3.80% – 4.10%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.21 – 0.71	0.71 – 1.46
Probability of NDA acceptance	20.00%	20.00%
Probability of fundamental transaction	20.00%	10.00%
Probability of dissolution	45.00%	45.00%
Probability of other outcome	15.00%	25.00%

Pursuant to a registered direct public offering in October 2024, we issued the 2024 Common Warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share. The change in fair value of the 2024 Common Warrants resulted in a loss of $1.5 million and a loss of $0.2 million during the three and nine months ended September 30, 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of the following events: (i) dissolution of the Company and (ii) another outcome outside of (i). These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	December 31,
	2025	2024
Expected stock price volatility	100.00%	107.50%
Risk-free interest rate	3.70%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.00	4.75
Probability of dissolution	45.00%	45.00%
Probability of other outcome	55.00%	55.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable inputs include the expected price volatility, risk-free interest rate, expected dividend yield, and expected term. The unobservable valuation inputs were as follows:

	Nine Months Ended September 30,
	2025	2024
Expected stock price volatility	96.77% – 110.25%	97.78% – 111.49%
Risk-free interest rate	3.67% – 4.24%	3.62% – 4.58%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.25	5.00 – 10.00

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in our Current Report on Form 8-K filed on August 14, 2025, we issued senior secured promissory notes to certain purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

(b)	Use of Proceeds

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1#†	First Amendment to Note Purchase Agreement, dated August 13, 2025, by and among Clene Inc., Kensington Clene 2024 LLC, 4Life Research, LLC and La Scala Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.2	Form of Amended and Restated Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.3#†	Note Purchase Agreement, dated August 13, 2025, by and among Clene Inc., Kensington Clene 2024 LLC and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.4	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of such omitted materials to the SEC upon request.
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. We agree to furnish supplementally an unredacted copy to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: November 13, 2025	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: November 13, 2025	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer