Form 10-K
period 2025-12-31
Clene Inc.
filed 2026-03-17
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $40.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $3.91 per share.

The number of shares outstanding of the Registrant’s shares of common stock as of March 13, 2026 was 11,778,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CLENE INC.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding our future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our future financial performance, including our ability to continue as a going concern;

●	our plans and strategies to raise additional funding;

●	the clinical results of our drug candidates;

●	the likelihood of commercial success for our drug candidates;

●	our plans and strategies to obtain and maintain regulatory approvals of our drug candidates;

●	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets, either alone or in combination with others;

●	changes in the market for our drug candidates;

●	expansion plans and opportunities; and

●	any other statements that address events or developments that we intend or believe will or may occur in the future.

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

●

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

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

●

If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

●

Any of our drug candidates, if approved, would continue to be subject to ongoing or additional regulatory obligations and regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug candidates.

●	Even if we are able to commercialize any approved drug candidates, the drugs may become subject to national or other third-party reimbursement practices or unfavorable pricing regulations.

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

●	There can be no assurance that we will be able to comply with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”).

●	The price of our common stock, $0.0001 par value (“Common Stock”), may be volatile.

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

We believe that our patent-protected, proprietary position affords us the potential to develop a broad and deep pipeline of novel CSN therapeutics to address a range of diseases with high impact on human health. We innovated an electro-crystal-chemistry drug development platform that draws from advances in nanotechnology, plasma and quantum physics, materials science, and biochemistry. Our platform process results in nanocrystals with faceted structures and surfaces that are free of the chemical surface modifications that accompany other production methods. Many traditional methods of nanoparticle synthesis involve the unavoidable deposition of potentially toxic organic residues and stabilizing surfactants on the particle surfaces. Synthesizing stable nanocrystals that are both nontoxic and highly catalytic has overcome this significant hurdle in harnessing transition metal catalytic activity for therapeutic use. Our clean-surfaced nanocrystals exhibit catalytic activities many-fold higher than other commercially available nanoparticles, produced using various techniques, that we have comparatively evaluated.

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

●

Innovation focused.  A significant number of diseases with a high impact on human health have proven to be exceptionally challenging for traditional small molecule or biologic drug development approaches. Our approach involves the innovation of highly catalytically-active therapeutic nanocrystals with novel mechanisms of action that result from proprietary advances in nanotechnology, plasma and quantum physics, biochemistry, and materials science. We believe that this platform affords us the ability to make new drug modalities targeting a wide range of diseases that have eluded intervention using traditional approaches.

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

Our Team and Strategy

Our management team is key to the successful execution of our strategic plan and fulfillment of our business model. Our team brings extensive expertise and industry experience to their roles. The members of our executive team have established track records in scientific innovation, early and late-stage pharmaceutical development, commercialization, marketing, licensing, financing, and the generation and protection of intellectual property.

Our innovation of CSN therapeutics places us at the forefront of novel drug development for a host of high impact, high unmet need human diseases. As we lead the development of CSN therapeutics, our business strategy can be encapsulated by the following:

●

First mover advantage.  We believe our proprietary knowledge of the processes needed to manufacture clean-surfaced, highly faceted, catalytically-active nanocrystals, and of the resulting toxicological and physicochemical properties associated with these nanocrystals, places us in a leadership position in the innovation and development of new therapeutic candidates for diseases that have proven to be extremely difficult to target using traditional methods.

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

Our Clinical Pipeline

Our CSN therapeutic candidates aim to address high unmet medical needs in central nervous system disorders, including:

(1)

amyotrophic lateral sclerosis, the most prevalent adult-onset, progressive, and fatal neurodegenerative disorder of the neuromuscular system which causes the progressive degeneration of motor neurons in the spinal cord and the brain;

(2)

multiple sclerosis, the most common inflammatory and degenerative demyelinating disease and the leading cause of non-traumatic disability in young adults, which causes the immune-mediated damage or destruction of the brain, optic nerves, and spinal cord through autoimmune attacks on the myelin sheath; and

(3)

Parkinson’s disease, a chronic, progressive neurodegenerative disorder that causes the progressive loss of dopaminergic neurons in the substantia nigra area of the midbrain, leading to resting tremor, bradykinesia, limb rigidity, and gait and balance problems as well as cognitive loss and behavioral changes.

Our lead drug asset, CNM-Au8, is a highly concentrated aqueous suspension of catalytically-active, clean-surfaced, faceted gold nanocrystals for the treatment of ALS, MS, and PD. CNM-Au8’s mechanism of action targets mitochondrial dysfunction by catalyzing the production of NAD+. NAD+ is the oxidized form of nicotinamide adenine dinucleotide (“NAD”), the key metabolite that drives energy production in the form of adenosine triphosphate (“ATP”) in all living cells. In addition to improving the availability of NAD+, CNM-Au8 catalysis has been shown to alleviate oxidative stress and reduce the accumulation of misfolded proteins in multiple neurodegenerative disease models. We believe CNM-Au8 is the only drug candidate in development with these unique catalytic mechanisms using gold nanocrystals. We have completed a robust portfolio of clinical programs for CNM-Au8, including placebo-controlled trials, open-label extensions (“OLEs”), long-term extensions (“LTEs”), and expanded access programs (“EAPs”), with several programs still ongoing.

●

Amyotrophic Lateral Sclerosis:  Our completed clinical programs in ALS include: (i) the HEALEY ALS Platform Trial, a Phase 2 clinical trial to evaluate the safety and efficacy of CNM-Au8 in patients with ALS, and an associated OLE, and (ii) RESCUE-ALS, a Phase 2 proof-of-concept clinical trial to evaluate the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in patients with early symptomatic ALS. We are still actively supporting: (i) a long-term OLE for RESCUE-ALS, (ii) a compassionate-use EAP (“EAP01”) launched in partnership with the Sean M. Healey & AMG Center (“Healey Center”) for ALS at Massachusetts General Hospital, (iii) a second EAP (“EAP02”) launched in partnership with Massachusetts General Hospital that includes centers across the United States (“U.S.”), and (iv) an EAP (the “ACT-EAP”) funded by a four-year grant from the National Institute of Neurological Disorders and Stroke (“NINDS”), a division of the National Institutes of Health (“NIH”), that is being conducted in collaboration with New York University (“NYU”) and Synapticure, a neurology specialty telehealth clinic.

●

Multiple Sclerosis:  Our completed clinical programs in MS include: (i) the first dosing cohort (“Cohort 1”) and second dosing cohort (“Cohort 2”) of REPAIR-MS, an open-label, investigator blinded Phase 2 clinical trial that demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites, (ii) VISIONARY-MS, a Phase 2 clinical trial for the treatment of visual pathway deficits in chronic optic neuropathy to assess the efficacy, safety, tolerability, and pharmacokinetics of CNM-Au8 for remyelination in stable relapsing MS, and (iii) an open-label LTE of VISIONARY-MS for participants in Australia with follow-up through 144 weeks from randomization. We are still actively supporting an EAP for MS participants that commenced in September 2024 (the “MS EAP”).

●

Parkinson’s Disease:  We have completed one clinical program, REPAIR-PD, an open-label, investigator blinded Phase 2 clinical trial that demonstrated target engagement of CNM-Au8 on the brain’s energy metabolites.

In over 1,100 participant-years of exposure and long-term treatment duration over 6 years, no significant safety concerns or safety trends have been identified relating to CNM-Au8, including (i) no serious adverse events (“SAEs”) across all clinical programs, (ii) no temporal association of increasing treatment emergent adverse event (“TEAE”) or SAE incidence based on exposure duration, and (iii) no-observed-adverse-effect level (“NOAEL”) findings across all toxicology studies up to the maximum feasible dose. TEAEs have been predominantly assessed as transient and mild-to-moderate in severity.

The chart below reflects the respective stages of our clinical programs.

Other Therapeutic Assets

In addition to the development of catalytically-active, faceted, clean-surfaced nanocrystals, we have used our electro-crystal-chemistry platform to produce ionic solutions of various transition elements including silver, zinc, and others—elements that have proven historical utility in the treatment of disease—and we have the following drug assets in early stages of development.

●

CNM-ZnAg, a broad-spectrum antiviral and antibacterial agent comprised of zinc (Zn2+) and silver (Ag+) ions in an aqueous solution. The combination of Zn2+ and Ag+ ions leads to enhanced bioavailability of the ions and, potentially, synergistic immune system effects. CNM-ZnAg has applications for the treatment of infectious disease and to provide immune support for symptom resolution.

●

CNM-AgZn17, a broad-based antiviral and antibacterial agent comprised of Zn2+ and Ag+ ions in a gel polymer formulation for topical application to the skin. CNM-AgZn17 has applications for (i) the treatment of infectious diseases, with in vitro assays demonstrating that CNM-AgZn17 has broad-based antiviral and antibacterial properties, and (ii) wound and burn healing, with CNM-AgZn17-treated animal models showing enhanced healing benefits and decreased scar formation following burns.

Dietary Supplements

Our patented electrochemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes, as well as ionic solutions with diverse metallic constituents.

Dietary supplements are marketed and distributed through our wholly-owned subsidiary, dOrbital, Inc. (“dOrbital”), or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, who is also a stockholder, debt holder, and a related party. These include:

●

rMetx™ (ZnAg Immune Boost) by dOrbital is an aqueous zinc-silver ion dietary (mineral) supplement made using our electrochemistry manufacturing platform with bioactive immune-supporting properties. rMetx is sold through dOrbital and a substantially similar product, under the trade name Zinc Factor™, is sold by 4Life under a supply agreement.

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

Our CSN Therapeutics Platform

By uniting concepts from electrochemistry, nanotechnology, plasma and quantum physics, materials science, and biochemistry, we have created and refined a proprietary electrocrystallization method that results in single component or multiple component nanocrystals of the transition elements that are clean-surfaced, highly faceted, and biologically catalytically active (see Figure 1 for example nanocrystals). We are also able to produce ionic solutions of various transition elements utilizing our electrochemistry manufacturing platform. CSN therapeutic nanocrystals can be concentrated as aqueous suspensions for oral administration or gel polymers for topical application.

Once inside the body, CSN therapeutic nanocrystals pass into the bloodstream and accumulate in organs such as the liver, kidneys, and spleen, with lower amounts crossing the blood-brain barrier and reaching the brain, spinal cord, and cerebrospinal fluid. Nanocrystals cross cellular membranes and enter cells where they act as potent catalysts that can drive, support, and maintain beneficial metabolic and energetic cellular reactions within diseased, stressed, and damaged cells. CSN therapeutics remain active within the body for days before they are eliminated via the hepatobiliary-fecal system as well as via the urinary system.

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

Gold nanocrystals have been described as electron reservoirs because their surfaces can both readily accept and donate thousands of electrons per second in order to catalyze biochemical reactions, allowing them to accelerate reaction rates to extraordinarily high levels. For example, the conversion of NADH to NAD+ is usually very slow at room temperature, but upon addition of our gold nanocrystal suspension, CNM-Au8, we have observed the very rapid conversion of NADH into NAD+. Importantly, the NAD reaction drives ATP production in both the mitochondrion as well as in the cytoplasm through glycolysis. ATP is the universal currency of energy in all living things; without the ability to convert NADH to NAD+ and vice versa, cells would be quickly depleted of ATP energy stores and die. CSN therapeutics capture the natural catalytic activities of faceted, clean-surfaced nanocrystals to produce metabolites of high energetic or protective value to the cell.

Figure 2. Catalytically-Active Nanocrystal Mechanism Representation

Figure 2. Illustration of catalytic activity (Not to scale). A pentagonal bipyramidal gold nanocrystal is shown with its electron cloud to represent the ability of the nanocrystal to rapidly exchange electrons with substrates interacting with its surface. In the background, NADH molecules drawn as dark chemical ball-and-stick figures are catalytically converted into NAD+ in the foreground as bright pink ball-and-stick figures. A pink and blue mitochondrion on the left can use available NAD for the generation of ATP (illustrated by Ella Maru).

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

Figure 3. Catalytic Biological Mechanism of Action

Figure 3. CNM-Au8 mediated catalysis increases intracellular NAD+ and ATP production and decreases oxidative stress. These catalytic activities enhance mitochondrial function and lead to a cascade of enhanced disease responses in neurons, OLs, and astrocytes—cell types that are extremely vulnerable to energetic deficiencies. CNM-Au8 is thereby expected to mediate remyelination and neuroprotective effects in neurodegenerative diseases such as ALS, MS, and PD.

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

Figure 4. NAD Oxidation and Biological Effects on ATP and NAD+ (Panel A–C)

Figure 4. Energetic catalysis by CNM-Au8. Panel A, The NAD+-NADH reduction-oxidation couple plays a key role in both ATP-generating reactions, glycolysis and mitochondrial electron transport chain oxidative phosphorylation. Panel B, Ultraviolet-visible light spectroscopy was used to show the catalytic activity of CNM-Au8 with time. As the reaction progresses, NADH is consumed, as demonstrated by the decrease in the NADH absorbance peak at 340 nm, while NAD+ is generated, as shown by the corresponding increase in the NAD+ absorbance peak at 260 nm. Panel C, the rate of decay of the NADH absorbance peak is greater for CNM-Au8 than it is for citrate-reduced gold, nanoparticles of 10 nm (orange) and 30 nm (red) diameters (purchased from the National Institute of Standards and Technology), indicating that CNM-Au8 has a catalytic rate at least three-fold higher than National Institute of Standards and Technology comparators under the same reaction conditions.

Figure 4. NAD Oxidation and Biological Effects on ATP and NAD+ (Panel D–F)

Figure 4. Panel D, Catalytic rate of CNM-Au8 is demonstrably superior to several commercially available gold nanoparticles. Sigma Aldrich provides reactant-free, “citrate reduced” gold nanoparticles, in which extra procedures are used to clean the surfaces of reactants. “Citrate” gold nanoparticles may still have residual reactants present in the suspensions. Panel E, Cellular NAD+ levels increase in response to CNM-Au8 treatment in primary rodent neuron-glial co-cultures. Panel F, Cellular ATP levels increase in primary rodent OL cultures in response to CNM-Au8 treatment. Panel E-F, quantities shown are group means +/− standard error of the mean (“SEM”). One-way analysis of variance (“ANOVA”), corrected for multiple comparisons, was used to compare the mean of each treatment group to the mean of the vehicle control; a statistically significant difference between treatment and vehicle is denoted by asterisks: *p<0.05; **p<0.01. P-values represent the probability of obtaining test results at least as extreme as the results observed in the assay, under the general assumption of no difference between the groups (null hypothesis). Smaller p-values indicate a greater statistical significance of the observation and a lower likelihood of the null hypothesis.

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

Figure 5. Reduction of Reactive Oxygen Species

Figure 5. CNM-Au8 is a catalytically-active antioxidant. Panel A, SOD-like activity of CNM-Au8 on superoxide radicals was measured using a colorimetric SOD assay kit (Cayman Chemical). Panel B, Decay of the absorbance peak of H2O2 as the dismutation of H2O2 takes place in the presence of CNM-Au8 (green) or comparator AuNPs of similar diameter (red) or no gold (black). Panel C-D, Neurotoxin (MPP+) induced mitochondrial stress and death of dopaminergic neurons in primary E15 rat co-cultures is prevented by CNM-Au8 (green), as determined by TH+ cell number (not shown), reduction of ROS as measured by the fraction of dopaminergic (“TH”) cells fluorescing with CELLROX Green signal, a marker of cytosolic oxidizing environment (C), and increased mitochondrial membrane potential (Mitotracker Red CMXRos) (D). Panel C-D, quantities shown are group means +/− SEM. One-way ANOVA, corrected for multiple comparisons was used to compare the mean of each treatment group of MPP with CNM-Au8 treatment to the mean of the MPP (4μM) alone treatment group; a statistically significant difference between each CNM-Au8 treatment group and MPP alone is denoted by asterisks: *p<0.05; **p<0.01, ***p<0.001; ****p<0.0001. P-values represent the probability of obtaining test results at least as extreme as the results observed in the assay, under the general assumption of no difference between the groups (null hypothesis). Smaller p-values indicate a greater statistical significance of the observation and a lower likelihood of the null hypothesis. Untreated “Control” group is included to demonstrate the significant effect of MPP treatment to increase levels of ROS in TH neurons in Panel C and reduce mitochondrial membrane potential in Panel D, which was not included in the ANOVA analysis.

Previous drug development efforts in the neurodegenerative disease space have targeted misfolded protein aggregates as toxic drivers of disease; for example, TAR DNA binding protein 43 (“TDP-43”) in ALS, alpha-synuclein in PD, and amyloid beta in Alzheimer’s disease. An important component of the mechanism of action of CNM-Au8 is its ability to dose-dependently reduce aggregated TDP-43 and alpha-synuclein in cellular models of ALS and PD, respectively (Figure 6). We believe this activity is, at least in part, attributable to the robust induction of twenty gene transcripts of the heat shock factor-1 pathway, which we observed in OLs in response to CNM-Au8 treatment (Robinson, et al. “Nanocatalytic activity of clean-surfaced, faceted nanocrystalline gold enhances remyelination in animal models of multiple sclerosis.” Scientific Reports, 10, 1936 (2020)) as well as due to an indirect cellular response to NAD upregulation, which has been shown to activate autophagic and proteostatic responses.

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

CNM-Au8 Penetration of Cell Membranes and of the Blood-Brain Barrier

CNM-Au8 can penetrate cell membranes and cross the blood-brain barrier. In vitro studies (Figure 7) clearly demonstrate that CNM-Au8 penetrates cell membranes and accumulates within the cytoplasm of cells in culture. Similar cytoplasmic accumulation of CNM-Au8 was observed using hyperspectral darkfield spectroscopy (not shown).

Figure 7. CNM-Au8 Cell Membrane Penetration

Figure 7. Addition of CNM-Au8 to culture media results in cellular uptake of gold nanocrystals. NIH 3T3 fibroblasts were treated with 48h vehicle or 30 μg/mL CNM-Au8 and imaged using compound light microscopy. Lower magnification images (40x) are on the left; high magnification images on the right (100x).

To investigate blood-brain barrier penetrance of CNM-Au8, inductively coupled mass spectrometry (ICP-MS) was used for ultrasensitive gold quantitation. CNM-Au8 (0.35 mg/kg, 3.5 mg/kg, and 10 mg/kg) or vehicle was administered by gavage daily over nine months to canines using a standard chronic toxicology protocol (n=20 per group). Overall, there was significant elevation of detectable gold levels in tissues and organs compared to vehicle treated animals quantitated by ICP-MS. Organs with the highest accumulations of gold were, respectively, liver, kidneys, and spleen. Minute levels of gold were also detected in the brain and spinal cord of animals; however, levels did not exceed the limit of quantitation (LOQ) as defined by International Union of Pure and Applied Chemistry (IUPAC). Therefore, we determined the fraction of animals in each treatment group with gold levels exceeding the limit of detection (LOD). Figure 8 shows that there is a higher fraction of animals with gold levels exceeding the LOD in groups that were orally administered with CNM-Au8 as compared to those given vehicle (placebo). In similar studies, minipigs and rodents administered with CNM-Au8 also showed levels of gold in the brain and spinal cord exceeding the LOD more frequently than in placebo groups. CNM-Au8 is therefore a blood-brain barrier penetrant, albeit at low levels. Notably, significant catalysis of bioenergetic reactions do not require large numbers of the effector catalysts, since the catalyst is not consumed by the reaction it catalyzes. Indeed, preclinical efficacy studies with CNM-Au8 consistently indicated that sufficient quantities of CNM-Au8 are accessible to appropriate neuronal types to bring about the functional, behavioral, and survival effects seen in the in vivo studies. Importantly, blood-brain barrier penetration in humans was demonstrated in the REPAIR-MS and REPAIR-PD studies, as discussed below.

Figure 8. Spinal Cord and Brain Au Quantitation at End of Study

Figure 8. ICP-MS quantitation of gold accumulation in the brain and spinal cords of canines that were orally administered CNM-Au8 more frequently exceeded the LOD than in placebo controls. Canines were administered CNM-Au8 or placebo for nine months and then sacrificed for toxicology and pharmacokinetics analyses.

A mechanism by which CNM-Au8 can penetrate the blood-brain barrier emerged from a study in which we fully characterized the proteins from human blood plasma that form the protein corona of the gold nanocrystals of CNM-Au8. Once swallowed, the gold nanocrystals of CNM-Au8 pass through the gastrointestinal tract and enter the body’s circulatory system, where they interact with, and become coated by, blood proteins and other biomolecules, forming the ‘protein/biomolecular corona.’ Using liquid chromatography-mass spectroscopy, specific apolipoproteins were identified to be in high abundance in the corona. These proteins were apolipoproteins A-I, A-II, C-II, C-III, and E. These apolipoproteins are known to bind to specific receptors on the blood-brain barrier and promote the transport of substances across the blood-brain barrier. (Ashkarran, et al. “Protein Corona Composition of Gold Nanocatalysts.” ACS Pharmacology and Translational Science, 7 (4), 1169-1177 (2024)).

Safety and Tolerability of CNM-Au8

Standard ICH M3(R2) toxicology studies were conducted on CNM-Au8 in four animal species that yielded no toxicity findings, resulting in NOAEL findings up to maximum feasible dosing levels. In 2016, we completed a Phase 1 first-in-human trial to demonstrate that CNM-Au8 was safe for further clinical development and to assess the pharmacokinetic profile at different dosing concentrations. This trial was a randomized, placebo-controlled, double-blind, escalating single- and multiple-dose trial to evaluate the safety, tolerability, and pharmacokinetics of CNM-Au8 in healthy human volunteers. The trial had two phases: a single-ascending dose (“SAD”) phase, where 40 subjects were randomized to CNM-Au8 (n=30) or placebo (n=10) at a 3:1 ratio in single dose escalating cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, or 90 mg, with follow-up duration for each subject of 17 days; followed by a multiple-ascending dose (“MAD”) phase, where 46 subjects were randomized to CNM-Au8 (n=35) or placebo (n=11) in multiple dose cohorts who received CNM-Au8 at 15 mg, 30 mg, 60 mg, and 90 mg, with the duration of treatment at 21 days and follow-up for each subject at up to 50 days.

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

Safety assessments revealed no significant findings. All doses used in the trial were determined to be well-tolerated based on the frequency of reported TEAEs. TEAEs occurred more frequently on placebo (86%) than in the CNM-Au8 dosing groups in both the SAD and MAD phases combined (75%). No subjects discontinued the trial due to TEAEs and no SAEs were reported across any treatment group. The most frequently reported TEAEs were almost entirely of Grade 1 (mild) severity and transient. The most frequently reported TEAEs consisted of headaches, somnolence, fatigue, abdominal pain, diarrhea, nausea, and dizziness. We have continued to accumulate human safety exposure in our Phase 2 clinical trials, OLEs, LTEs, and EAPs. To date, we have collected over 1,100 participant-years of human safety study data on exposure to CNM-Au8, including safety data on consecutive long-term CNM-Au8 treatment for over 6 years, and have not observed concerning or dose-limiting safety signals.

Amyotrophic Lateral Sclerosis

ALS Market Opportunity

ALS is the most prevalent adult-onset, progressive, and fatal neurodegenerative disorder of the neuromuscular system, affecting approximately 30,000 patients in the U.S. and over 200,000 patients worldwide, with an average life expectancy of only three to five years after initial diagnosis. ALS involves the progressive degeneration of motor neurons in the spinal cord and the brain, which are responsible for controlling voluntary muscle movement. This progressive loss of motor neurons leads to muscle weakness, loss of muscle mass, inability to control movement, and paralysis. Disease onset for the majority of individuals with ALS occurs between the age of 40 and 60. While overall the incidence of ALS is more common in men, after the age of 65 the difference in incidence between males and females decreases. We estimate the global ALS market value will be greater than $1.5 billion by 2032.

ALS Current Therapies and Limitations

Current ALS treatment therapies are largely palliative and aim to provide temporary relief of symptoms without treating underlying disease progression, such as non-invasive ventilation to treat the loss of respiratory function. Despite the great need for an effective disease-modifying therapy (“DMT”) and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. Three therapeutic agents have been approved by the U.S. Food and Drug Administration (“FDA”) and are actively available for the treatment of ALS: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; and tofersen, an antisense oligonucleotide treatment of SOD1-ALS. However, these treatments are acknowledged to have limited disease-modifying effects and do not substantially halt or reverse the progressive nature of the disease: Riluzole extends participant lifespans by an average of only two to three months; edaravone slows the decline of the ALS Functional Rating Scale Revised (“ALSFRS-R”) score, a clinical measure of functional decline, in only a small subset of participants at an early stage of disease; and tofersen slows decline of certain clinical outcomes in ALS cases caused by mutations of the SOD1 gene, which represents only a small fraction of all ALS cases. One additional therapeutic, sodium phenylbutyrate and taurursodiol, was approved by the FDA but subsequently withdrawn from the market following negative results from a confirmatory Phase 3 trial. An urgent unmet need clearly exists for the development of safe and effective treatments, including DMTs, for ALS.

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

In addition to animal models, iPSCs have emerged as a new technique for neurodegenerative disease modeling using human-derived cells. iPSCs can be generated from human skin or blood samples and then differentiated in vitro into astrocytes and motor neurons. Using this technique, ALS patient-derived astrocytes were shown to be toxic to normal healthy human motor neurons. Introduction of CNM-Au8 to these toxic ALS patient astrocyte-motor neuron co-cultures resulted in a significant, dose-dependent rescue of human motor neurons and preservation of motor neuron neurite networks. Collectively, these results indicated that CNM-Au8 exerts motor neuron protection effects in several different models, including in response to excitotoxic stress, Aβ toxicity, and toxic astrocytes.

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

Clinical Development of CNM-Au8 as a Disease-Modifying Therapeutic for ALS

Based on safety findings in our Phase 1 clinical trial of CNM-Au8 and our robust preclinical data, we completed two Phase 2 clinical trials in ALS, RESCUE-ALS and the HEALEY ALS Platform Trial. Additionally, we are still actively supporting: (i) a long-term OLE for RESCUE-ALS, (ii) EAP01 and EAP02, launched in partnership with Massachusetts General Hospital, and (iii) the ACT-EAP, conducted in collaboration with NYU and Synapticure and funded by a four-year grant from the NIH.

We have had several interactions with the FDA since the fourth quarter of 2023, and in late 2024 the FDA recommended three potential paths that could be leveraged to increase the persuasiveness of the Phase 2 clinical data, including the use of biomarker and survival data from our OLEs (see “—Regulatory Pathway and Phase 3” below). We submitted the results of our analyses to the FDA and have been granted a Type C in-person meeting in the first quarter of 2026 to discuss the results and confirm the ability of the Company to file an NDA for ALS under an accelerated approval pathway, with the meeting minutes expected early in the second quarter of 2026. We plan to submit an NDA under an accelerated approval pathway by the end of June 2026, with a planned Phase 3 RESTORE-ALS trial commencing in the second half of 2026, contingent on funding, and serving as the post-approval confirmatory study.

Orphan Drug Status for ALS

The FDA granted orphan drug designation to CNM-Au8 for the treatment of ALS in May 2019. Following FDA orphan drug designation, sponsors may qualify for seven-year FDA-administered Orphan Drug Exclusivity, partial tax credits for research and development expenses, potential research and development grants, waived FDA fees, and protocol assistance from the FDA.

RESCUE-ALS and Open Label Extension

RESCUE-ALS was a Phase 2, randomized, double-blind, placebo-controlled trial of the efficacy, safety, pharmacokinetics, and pharmacodynamics of CNM-Au8 in early ALS patients. The trial was conducted over 36 weeks with 45 enrolled participants. The trial randomized participants 1:1 to treatment with CNM-Au8 at 30 mg daily or matching placebo on top of standard of care (riluzole). The primary endpoint was the percent change of the sum of Motor Unit Number Index (“MUNIX”) from baseline to week 36. MUNIX is a neurophysiological biomarker that estimates the number of functioning lower motor neurons serving selected muscles. Secondary endpoints were the change in forced vital capacity (“FVC”) and the absolute change in MUNIX values to week 36. Exploratory endpoints included ALSFRS-R 6-point decline, ALS Specific Quality of Life (“ALSSQOL-SF”), and additional clinical and neurophysiology endpoints. Results were presented in November 2021 and published in June 2023 (Vucic, et al. “Efficacy and safety of CNM-Au8 in amyotrophic lateral sclerosis (RESCUE-ALS study): a phase 2, randomized, double-blind, placebo-controlled trial and open label extension.” eClinical Medicine, 60, 102036 (2023)). While the trial did not meet the primary or secondary endpoints, an efficacy signal was observed for MUNIX at week 12 (p=0.057). Furthermore, in a pre-specified analysis in the subset of patients with limb onset ALS, CNM-Au8 demonstrated a significant treatment effect in MUNIX at week 12 (p=0.0385) and a trend for improvement at week 36 (p=0.0741). Limb onset ALS accounts for approximately 70% of the ALS population. Clinically relevant exploratory endpoints through week 36 demonstrated significant benefits with CNM-Au8 treatment, including slowing ALS disease progression (p=0.0125), decreasing the proportion of participants with an ALSFRS-R 6-point decline (p=0.035), and improving quality of life as measured by ALSSQOL-SF (p=0.018). In addition, CNM-Au8 treated participants consistently showed directional benefits (i.e., less decline) across measures of respiratory function and motor function, albeit non-significantly. CNM-Au8 was well-tolerated through 36 weeks of oral daily dosing and no SAEs related to CNM-Au8 treatment were reported. TEAEs were predominantly mild-to-moderate in severity. The most frequently reported adverse events associated with CNM-Au8 treatment included aspiration pneumonia (n=3) and transient gastrointestinal distress (n=2).

In August 2023, we announced the 24-month data cut of the RESCUE-ALS long-term OLE, representing a 24-month minimum follow-up for OLE participants from the last-patient, last-visit of the 36-week double-blind treatment period. Results of the study demonstrated a clear and consistent survival benefit associated with CNM-Au8 treatment based on several analyses:

●

Cross-over adjusted median difference in survival was 19.3 months (CNM-Au8 median survival of 34.2 months, placebo-adjusted median survival of 14.9 months) using a rank-preserving structural failure time model (“RPSFTM”) analysis, a well-recognized statistical method that utilized the observed survival benefit associated with active treatment of all trial participants to estimate the lack of survival benefit in the ex-placebo participants had they not switched to CNM-Au8 during the OLE. This method provides a comparison of CNM-Au8 treatment versus placebo across the entire study period.

●

Using RPSFTM, there was a 75% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo (hazard ratio (“HR”): 0.252, 95% CI: 0.106 to 0.597; bootstrap log-rank p<0.001).

●

Unadjusted median survival, which was not adjusted for the benefit received in ex-placebo participants, was 10.1 months (CNM-Au8 median survival of 34.2 months; placebo median survival of 24.1 months).

●	Unadjusted decreased risk of long-term all-cause mortality, which was not adjusted for the benefit received in ex-placebo participants, was 46% (HR: 0.54, 95% CI: 0.25 to 1.1, log-rank p=0.09).

●

Using propensity score matching, there was a 70% decreased risk of long-term mortality (Cox adjusted HR: 0.30, 95% CI: 0.09 to 0.79; p=0.03) in participants originally randomized to CNM-Au8 treatment compared to matched untreated participants derived from the PRO-ACT database, which contains approximately 12,000 ALS patient records from multiple completed clinical trials.

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

HEALEY ALS Platform Trial and Open Label Extension

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

In October 2022, we announced topline results for CNM-Au8: the primary endpoint of rate of change in ALSFRS-R adjusted for mortality was not statistically significant at 24 weeks (2% slowing, 95% CI: -20% to +19%). Secondary endpoints of CAFS and SVC were also not met at 24 weeks across the combined 30 mg and 60 mg doses. The prespecified exploratory analyses of the secondary survival endpoint demonstrated a >90% reduction in risk of death alone or in risk of death/permanently assisted ventilation (“PAV”) at 24 weeks, when adjusted for baseline imbalances in risk (p=0.028 to p=0.075, unadjusted for multiple comparisons) with the 30 mg dose. These survival results were statistically consistent for the 30 mg dose between the regimen-only and full analysis sets, which included shared placebo from other regimens participating in the HEALEY ALS Platform Trial (Regimens A, B, and D), and is also consistent with the results from our Phase 2 RESCUE-ALS trial. CNM-Au8 was well-tolerated and no drug-related SAEs or significant safety findings were reported. Based on these findings, we selected CNM-Au8 30 mg for continued development in ALS.

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

In June 2023, we announced a statistically significant reduction of plasma NfL across all CNM-Au8 participants compared to placebo (CNM-Au8 or placebo, n=161). NfL is a key blood-based biomarker of neurodegeneration and was used as a surrogate biomarker to support the FDA approval of tofersen, a therapeutic for SOD1-ALS. NfL is released from neurons following axonal injury, especially in people living with ALS, and higher levels of NfL have been found to predict more rapid decline in clinical function and increased mortality risk. The results are based on an analysis of the plasma NfL biomarker as the least-square (“LS”) mean change of the natural logarithm (“Ln”) of the plasma NfL values with the standard error (“SE”) for the 24-week difference: CNM-Au8 = -0.024 (SE: 0.024); placebo = +0.076 (SE: 0.042); CNM-Au8 versus placebo difference = -0.100 (SE: 0.048), p=0.040. Additional sensitivity analyses showed consistent reduction in plasma NfL levels versus placebo in specific populations generally considered at greater risk of ALS disease progression, including:

●	Faster progressors (baseline pre-treatment ALSFRS-R slope >0.45 points/month (post hoc, n=107) with the NfL difference of LS means on a Ln scale (SE) = -0.144 (0.058), p=0.014.

●	Definite or probable ALS diagnosis per El Escorial criteria (post hoc, n=125) with the NfL difference of LS means on a Ln scale (SE) = -0.124 (0.054), p=0.023.

●	Higher mortality risk (baseline plasma NfL > median, post hoc, n=79) with the NfL difference of LS means on a Ln scale (SE) = -0.150 (0.068), p=0.031.

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

In December 2023, we announced a statistically significant reduction of plasma NfL levels from baseline to 76 weeks in OLE patients originally randomized to CNM-Au8 30 mg compared to patients treated with placebo for 24 weeks prior to crossing over to CNM-Au8 treatment in the OLE. CNM-Au8 30 mg treatment reduced plasma NfL levels compared to baseline using a mixed model with repeat measures (“MMRM”), LS means on a Ln scale for the 76-week change from baseline: CNM-Au8 = -0.075 (SE: 0.053); placebo = +0.098 (SE: 0.056); CNM-Au8 30 mg versus original placebo difference = -0.173 (SE: 0.076), p=0.023. Combined analyses of both CNM-Au8 doses (30 mg and 60 mg) also demonstrated nominally significant reductions in plasma NfL, CNM-Au8 versus placebo difference = -0.144 (SE: 0.066), p=0.029. Long-term survival analyses were performed under the prespecified RPSFTM to account for the effects of CNM-Au8 in participants randomized to placebo who crossed-over to treatment with CNM-Au8. Under an assumption of a constant common treatment effect from CNM-Au8, treatment with CNM-Au8 demonstrated a 60% decreased risk of long-term all-cause mortality in participants originally randomized to treatment with CNM-Au8 compared to those originally randomized to placebo (Cox HR: 0.40, 95% CI: 0.19 to 0.85; p=0.017).

In June 2024, we announced new long-term CNM-Au8 treatment results for survival and NfL levels from the HEALEY ALS Platform Trial OLE. The new analysis incorporated up to 42 months (3.5 years) of survival follow-up and 76 weeks of long-term NfL biomarker results, including an NfL responder subset (the “CNM-Au8 NfL Responders”) from the HEALEY ALS Platform Trial who had consistent and sustained NfL reductions, comprising nearly half of all CNM-Au8 patients. All participants treated with CNM-Au8 30 mg, including ex-placebo participants who transitioned to CNM-Au8 in the OLE with complete baseline co-variates were included in the survival analysis:

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

Independent of NfL responder status, long-term treatment with CNM-Au8 30 mg was associated with improved survival in participants from RESCUE-ALS and HEALEY ALS Platform Trial using updated long-term follow-up of survival status compared to propensity matched controls from the clinical trial data registry PRO-ACT, the ALS/MND Natural History Consortium (“NHC”), and the Australian MiNDAUS registry. Matching methods and covariates were prespecified and conducted by an independent statistician:

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

Further, CNM-Au8 mechanism of action responders (defined as those who had consistent and sustained NAD+ and GSH/GGSG glutathione improvements) demonstrated concordance with CNM-Au8 NfL Responders. The connection between CNM-Au8 mechanism responders and CNM-Au8 NfL Responders links the mechanism of action to NfL declines. Biomarkers of oxidative stress, including the GSH/GGSG ratio, demonstrated consistent improvement following CNM-Au8 treatment with increased activity associated with the duration of treatment. These data are consistent with CNM-Au8’s mechanism of action of neuronal metabolic support and decreased oxidative stress. The results are also highly concordant with the data from our preclinical model studies that demonstrated improved neuronal integrity and survival and decreased release of NfL from damaged motor neurons axons with CNM-Au8 treatment.

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

In March 2025, we announced evidence from a cross-regimen, post hoc analysis comparing survival in participants who received CNM-Au8 30 mg (Regimen C) to those of Regimen A in the HEALEY ALS Platform Trial. Regimen A provided a large concurrent control group versus CNM-Au8 treatment using the same randomization criteria established within the HEALEY master protocol. Long-term survival status, determined through public records and site reporting, was evaluated over a follow-up period of up to 48 months. 78% of participants across both groups received standard ALS background therapy (riluzole, edaravone, or both) at baseline. Overall survival improvement (all-cause mortality) was observed across the full analysis set as follows:

●	Median Survival—CNM-Au8 30 mg group (Regimen C, n=59) achieved 951 days versus 753 days in the Regimen A comparator group (n=162), a gain of 198 days (6.5 months).

●

Restricted Mean Survival Time (“RMST”) Benefit—covariate-adjusted RMST improvement of 124 days (4.1 months) was observed (95% CI: 3 to 245 days, p=0.045). RMST is a metric that estimates the average time a group survives relative to a comparator. The estimate incorporated the prespecified covariates for survival analyses from the HEALEY ALS Platform Trial (i.e., months from symptom onset, pre-treatment ALSFRS-R slope, age, background riluzole treatment, background edaravone treatment).

●

Sensitivity analyses, which included additional covariate models such as baseline serum NfL levels, use of ALS background therapy, and the TRICALS risk score, confirmed the robustness and statistical significance of the findings.

An enhanced benefit in moderate to severe ALS was observed including:

●

In participants with baseline serum NfL > 33 pg/mL and TRICALS risk score range between –6.5 and –2.5 (i.e., filtering slow progressors where there was an imbalance between groups), median survival improved from 589 days (Regimen A, n=120) to 951 days (CNM-Au8 30 mg, n=51), representing an 11.9 month gain.

●

Mortality risk in this group decreased by 44% (Cox HR: 0.556, 95% CI: 0.367 to 0.842, p=0.006) with an RMST improvement of 197 days (6.5 month gain; 95% CI: 65 to 329 days, p=0.004), when using the prespecified covariates for survival analyses from the HEALEY ALS Platform Trial.

The strongest survival benefit was observed in a participant subset who met the planned Phase 3 RESTORE-ALS trial enrollment criteria:

●

Among participants who met the core RESTORE-ALS trial criteria (e.g., baseline serum NfL > 33 pg/mL, TRICALS risk score range between –6.5 and –2.5, baseline slow vital capacity > 60%, and symptom onset < 36 months), median survival improved from 628 days (Regimen A, n=94) to 1079 days (CNM-Au8 30 mg, n=40), an increase of 451 days (14.8 months).

●

This subset experienced a 49% reduction in mortality risk (Cox HR: 0.514, 95% CI: 0.319 to 0.830, p=0.006) and an RMST improvement of 215 days (7.1 months; 95% CI: 70 to 360 days, p=0.004), when using the planned covariates for the RESTORE-ALS trial.

In December 2025, we announced the results of several biomarker analyses recommended by the FDA to be performed across the HEALEY ALS Platform Trial, OLE, and the ACT-EAP. The framework for the analyses was established following the review of our statistical analysis plan by the FDA in the second quarter of 2025.

●

Statistically significant decrease in NfL levels compared to matched ALS controls across the full analysis set (all evaluable matched participants) in the ACT-EAP. The week 36 area under curve (“AUC”) difference (SEM) of NfL (Ln(pg/mL)*week) was: –0.0899 (0.0430), p=0.0373, equivalent to a GMR difference of 0.914, 95% CI: 0.840 – 0.995. The effect size was similar to the NfL decline observed in the original double-blind phase of the HEALEY ALS Platform Trial: HEALEY week 24 AUC GMR of 0.901, 95% CI: 0.845 – 0.959, p=0.0013 compared to the ACT-EAP week 24 AUC GMR of 0.911, 95% CI: 0.836 – 0.993, p=0.0339. Multiple pre-specified supportive analyses in the ACT-EAP across the full analysis set at week 24 and week 48 confirmed the robustness of the findings (p<0.05). Pre-specified subgroups showed significant effects in participants including those with an age younger than the median, on background riluzole treatment, and in participants with bulbar onset (p<0.05). In the primary analysis population in non-bulbar onset participants (i.e., predominantly limb onset), the week 36 AUC NfL change was not significant (p=0.2085).

●

Additional disease-relevant biomarker effects on glial fibrillary acidic protein (“GFAP”) were identified with statistically significant declines observed during the double-blind period in the HEALEY ALS Platform Trial (p<0.05) and were highly correlated with NfL change. GFAP is a structural protein in astrocytes. GFAP increase in ALS is a marker of harmful reactive astrogliosis, astrocytic injury, and degenerative processes that contribute to motor neuron loss. High GFAP levels are associated with a statistically significant increase in mortality risk in ALS patients. In comparison, placebo participants demonstrated increases across both NfL and GFAP biomarkers during the 24-week double-blind period. Consistent with these findings, in the matched ACT-EAP population, the magnitude and timing of NfL and GFAP reduction were closely correlated (Pearson’s r>0.85, p<0.0001) demonstrating concordant effects for NfL and GFAP in the HEALEY ALS Platform Trial and ACT-EAP participants.

●

Among placebo-treated participants who transitioned to CNM-Au8 in the HEALEY ALS Platform Trial OLE, NfL trajectories generally showed decline or stabilization compared to increases observed during the double-blind period. With only relatively few ex-placebo participants (n=31), these analyses had limited power, but the relative decline compared to the double-blind period showed comparable GMR differences (OLE week 28 GMR: 0.885, 95% CI: 0.737 – 1.063, p=0.185). These findings are consistent with the NfL effects previously published for CNM-Au8 vs. placebo during the 24-week double-blind period (week 24 GMR difference: 0.905, 95% CI: 0.822 – 0.996, p=0.040).

●

NfL and GFAP biomarker decline is associated with improved survival. Among participants treated in the HEALEY ALS Platform Trial with CNM-Au8 30 mg, participants with the greatest declines across both NfL and GFAP biomarkers during the double-blind period had the largest long-term overall survival improvement relative to all participants treated with CNM-Au8 30 mg (NfL and GFAP average AUC decline < 25th percentile): Cox HR: 0.191, 95% CI: 0.047 – 0.782, p=0.0210, an 80% reduction in the risk of death compared to Regimen A concurrent controls.

Additionally, in December 2025, we announced the results of long-term survival benefit analyses (April 2025 data cut) in participants originally randomized to CNM-Au8 30 mg in the HEALEY ALS Platform Trial compared to concurrently randomized controls from Regimen A of the HEALEY ALS Platform Trial. These analyses act as supportive evidence for the clinical meaningfulness of observed NfL or other disease-specific biomarker changes. The analyses were conducted at intervals of one year (pre-specified OLE timepoint) and beyond using the pre-specified covariate model across two populations: the full analysis set (“FAS”), including all available participant data; and a risk-based balanced population, the comparable risk set (“CRS”), filtered for disease severity by NfL levels (Ln(NfL) ≥ 3.5 and TRICALS risk score) due to imbalances with significantly more low-progression risk patients present in the Regimen A group. CNM-Au8 30 mg treatment demonstrated statistically significant improved survival across both the FAS and CRS populations based on Cox proportional hazard model and RMST analyses:

●	FAS population—1-year Cox proportional hazard ratio: 0.2723, 95% CI: 0.0961 – 0.7719, p=0.0144, a 73% reduction in risk of death.

●	CRS population—1-year Cox proportional hazard ratio: 0.229, 95% CI: 0.07 – 0.752, p=0.0151, a 77% reduction in risk of death.

Even the small cohort of placebo-to-CNM-Au8 switchers (n=31, starting treatment approximately 6 months later in disease progression) showed a significant RMST benefit of +30.7 days at 1 year following treatment initiation (95% CI: 7.52 – 53.85, p=0.0094).

In January 2026, we announced exploratory findings identifying Insulin-like Growth Factor Binding Protein 7 (“IGFBP7”) as an additional pharmacodynamic biomarker of treatment response to CNM-Au8 30 mg from the double-blind period of the HEALEY ALS Platform Trial. IGFBP7 decline was strongly associated with improved survival with responders, defined as a cumulative AUC IGFBP7 reduction during the 24-week double-blind period, demonstrating 78% mortality risk reduction compared to concurrently randomized controls (n=38 of 56 evaluable; HR: 0.22, 95% CI: 0.07–0.71, p=0.012; 3 events in 38 responders vs 28% mortality in controls). IGFBP7 also showed strong, statistically significant correlations with concurrent declines in other disease-relevant biomarkers, including those associated with vascular integrity, synaptic function, protein clearance, and axonal integrity (AUC Week 0-24 change; r=0.50–0.78; all p<0.001). This correlation pattern supports a hypothesized mechanistic pathway linking CNM-Au8's mechanism of action to IGFBP7-mediated neuroprotection:

●	CNM-Au8 catalyzes NAD+ regeneration → Improved cellular (neuronal) bioenergetics.

●	Reduced cellular stress → Decreased IGFBP7 secretion → Enhanced free IGF-1 bioavailability.

●	Downstream neuroprotection → Synaptic stabilization and reduced neuronal stress.

These observations align with independent genetic evidence that found a variant (rs4242007) associated with decreased IGFBP7 expression was significantly more common in patients with documented ALS reversals compared to typically progressive ALS (Crayle, et al. “Genetic Associations With an Amyotrophic Lateral Sclerosis Reversal Phenotype.” Neurology, 103(4), e209696 (2024)). Together, these data suggest that lower IGFBP7, whether achieved genetically or pharmacologically, may help protect against ALS progression. These findings are exploratory and hypothesis-generating and require prospective confirmation.

No significant safety concerns or safety trends have been identified and so SAEs related to CNM-Au8 treatment have been identified by any investigator to date.

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

Massachusetts General Hospital

Based on interest in the potential of CNM-Au8 to delay disease progression in ALS patients, clinical experts at Massachusetts General Hospital requested to use CNM-Au8 in two EAPs. These EAPs are conducted under study protocols filed with the FDA and commenced in September 2019 (EAP01) and September 2021 (EAP02), with a subsequent expansion of EAP02 to over 200 participants based on numerous requests from clinical trial sites. The EAPs collect safety and pharmacokinetic data in ALS patients not otherwise eligible for clinical trials due to standard inclusion and exclusion criteria, and the long-term safety data may be used to support a New Drug Application (“NDA”) submission in the future. As of February 25, 2026, 91 participants had been enrolled in EAP01 with long-term exposure up to 335 weeks. Currently, 29 participants are active under the protocol. As of February 25, 2026, 220 participants had been enrolled in EAP02 with long-term exposure up to 228 weeks. Currently, 95 participants are active under the protocol. In February 2024, we announced results from two independent analyses of the pooled EAP01 and EAP02 data for CNM-Au8 30 mg compared to two independent datasets derived from PRO-ACT and the NHC. The EAP dataset as of the date of the analyses was comprised of 256 participants with ALS, of which 220 EAP participants had all baseline values available for matching. These participants were propensity matched on the basis of similar baseline characteristics with non-CNM-Au8 treated controls from each control dataset. The results in the EAP participants versus the matched controls demonstrated a significant survival benefit:

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

National Institutes of Health

In October 2023, we were awarded a four-year grant to support the ACT-EAP for CNM-Au8 treatment of ALS, in collaboration with NYU as prime awardee (formerly Columbia University), and Synapticure, a neurology specialty health clinic. The NIH Grant was awarded by NINDS, a division of NIH, under the Accelerating Access to Critical Therapies for ALS Act, which was signed into law in December 2021 with a call for increased public support of public-private partnerships that will innovate the development of, and increase access to, potential new treatments for ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent to support the ACT-EAP. The first subaward was granted in April 2024 for $7.3 million for the period from September 25, 2023 to August 31, 2024, the second subaward was granted in January 2025 for $8.0 million for the period from September 1, 2024 to August 31, 2025, and the third subaward was granted in March 2026 for $8.0 million the period from September 1, 2025 to August 31, 2026. As of February 25, 2026, 183 participants had been enrolled in the ACT-EAP with long-term exposure up to 85 weeks. Currently, 122 participants are active under the protocol. In December 2025, we announced the results of analyses of NfL change across the ACT-EAP and HEALEY ALS Platform Trial, see “—HEALEY ALS Platform Trial and Open Label Extension” above.

Regulatory Pathway and Phase 3

We met with the FDA in the fourth quarter of 2023 and presented initial clinical and NfL biomarker results from our completed Phase 2 trials, evidence of long-term survival data from these trials, and our supportive safety data. The FDA determined the initial findings on biomarker NfL reduction from the Phase 2 trials were insufficient to support accelerated approval at that time and we began preparing supplemental data to address the FDA’s questions. We submitted a briefing book to the FDA in advance of a Type C interaction in the third quarter of 2024, which contained additional post-hoc analyses of NfL biomarker results, a more matured set of survival and functional benefit data, and additional evidence of CNM-Au8’s potential mechanism of action. Following the briefing book submission, the FDA Division of Neurology 1 (“DN1”) communicated that our briefing book was not supportive of an NDA submission under the accelerated approval pathway. However, within days following this communication, we were granted an in-person meeting with the FDA’s Director of the Office on New Drugs, the Director of the Office of Neuroscience, and the DN1 review team, as well as recognized key opinion leaders in ALS, biostatistics, and biomarkers, to re-evaluate our submission under the accelerated approval pathway. This in-person meeting occurred in November 2024 and we presented additional analyses from the HEALEY ALS Platform Trial, including further survival data from the OLE and analyses linking NfL biomarker results with survival and functional benefit data.

Following the November 2024 meeting, DN1 provided written guidance on meeting the regulatory standard for substantial evidence of effectiveness supporting accelerated approval. The FDA recommended three potential paths that could be leveraged to increase the persuasiveness of our data, including the effect of CNM-Au8 on NfL decline and its relationship to clinical benefit (i.e., effects on survival): (i) NfL change in the ACT-EAP, (ii) evaluation of additional disease-relevant biomarkers, and (iii) evaluation of NfL trajectory in placebo participants in the HEALEY ALS Platform Trial who later transitioned to CNM-Au8 in the OLE. We proposed our statistical analysis plan for assessing NfL change in a Type C meeting with the FDA held in the second quarter of 2025, with constructive feedback provided by the FDA which established an agreed upon framework for the analyses. We announced the results in December 2025, see “—HEALEY ALS Platform Trial and Open Label Extension” above.

The FDA has granted us a Type C in-person meeting, which we expect to be held in the first quarter of 2026, to discuss the statistically significant reductions in NfL and GFAP, the strong associations of biomarker improvements with longer survival in participants treated with CNM-Au8, and to confirm the ability of the Company to file an NDA for ALS under an accelerated approval pathway, with the meeting minutes expected early in the second quarter of 2026. We plan to submit an NDA under an accelerated approval pathway by the end of June 2026, with the planned Phase 3 RESTORE-ALS trial commencing in the second half of 2026, contingent on funding, and serving as the post-approval confirmatory study. RESTORE-ALS is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint).

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

Despite currently available DMTs, approximately 26% of people with MS have developed a non-active, progressive form of the disease for which there are limited approved, effective therapies, leading to significant loss of quality of life. The diagnosis of MS typically requires a combination of clinical tests that varies for each patient and may include magnetic resonance imaging (“MRI”), blood tests, evoked potential tests, lumbar puncture, and optical coherence tomography (“OCT”), a technology for examining the effects of MS on the health of nerve cells and axons in the retina. Ongoing improvements in diagnostic technologies may increase the number of patients diagnosed with MS.

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

Currently available DMTs for MS include: Injectable medications, Avonex (interferon beta-1a), Betaseron (interferon beta-1b), Extavia (interferon beta-1b), Copaxone (glatiramer acetate), Plegridy (peginterferon beta-1a), Rebif (interferon beta-1a), Glatiramer acetate generic equivalent (Glatiramer Acetate Injection), and Glatopa (glatiramer acetate); Oral medications, Aubagio (teriflunomide), Gilenya (fingolimod), Tecfidera (dimethyl fumarate), Mavenclad (cladribine), and Mayzent (siponimod); Infusion medications, Lemtrada (alemtuzumab), Novantrone (mitoxantrone), Ocrevus (ocrelizumab), and Tysabri (natalizumab). Advances in MS treatment with new B-cell depleting therapies, including ocrelizumab, have largely ameliorated inflammatory disease activity as measured by the reduction in risk of relapse occurrence and the lack of occurrence of new gadolinium enhancing (inflammatory) lesions, as detected by MRI. However, despite the stabilization of MS disease activity in active MS patients using these DMTs, significant improvement in overall function has not been shown, and the efficacy and safety of approved DMTs are generally inversely correlated, with potential side effects ranging from mild to serious and which may lead to reduced patient adherence. Given these factors, we believe there is an increasing demand for better treatment strategies.

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

We investigated the ability of CNM-Au8 to address OL energetic deficits, induce remyelination, and restore functional activities and motor behaviors in a comprehensive remyelination preclinical program involving multiple in vitro and in vivo assays to determine CNM-Au8 efficacy. The peer-reviewed results were published in February 2020 (Robinson et al. (2020)). The studies were fully funded by us and were the result of collaborations among academic researchers from Northwestern University, George Washington University, and various other academic consultants and our employees. In Robinson et al. (2020), in vitro experiments on primary OL precursor cells demonstrated robust induction of myelin production by CNM-Au8. RNASeq analyses of CNM-Au8 treated OL precursor cells demonstrated that multiple transcripts for known myelination genes are upregulated, and that glycolytic activity and ATP production are also increased. Several in vivo experiments were also conducted to demonstrate that orally delivered CNM-Au8 results in increased remyelination in the brains and spinal cords of animals treated with cuprizone or lysolecithin, two agents that are known to strip neurons of myelin via different mechanisms.

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

Clinical Development of CNM-Au8 as a Disease-Modifying Therapeutic for MS

Based on safety findings in our Phase 1 clinical trial of CNM-Au8 and our robust preclinical remyelination data, we completed two Phase 2 clinical trials in MS, VISIONARY-MS and REPAIR-MS (including Cohort 1 for relapsing MS and Cohort 2 for progressive MS). Additionally, we commenced enrollment in the MS EAP in September 2024. As of February 25, 2026, 15 participants had been enrolled and remain active under the protocol with long-term exposure up to 77 weeks.

We met with the FDA in a Type B end of Phase 2 meeting during the third quarter of 2025 to review results from the Phase 2 VISIONARY-MS trial and discuss a planned Phase 3 study focusing on cognition improvement as an adjunct to standard-of-care MS therapies, addressing a critical unmet medical need for people struggling with MS. The FDA aligned with Clene acknowledging the limitations of the Expanded Disability Status Scale (“EDSS”) and expressed openness to considering other potential primary endpoints, including cognition, to evaluate broader treatment effects. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency (“EMA”) and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval.

REPAIR-MS

REPAIR-MS was a Phase 2, single-center, active-only, sequential group study to demonstrate central nervous system target engagement by examining the brain metabolic effects, safety, pharmacokinetics and pharmacodynamics of orally-delivered CNM-Au8 in patients who have been diagnosed with MS in vivo within 15 years of screening. These energetic metabolites were measured non-invasively and semi-quantitatively by utilizing 31P-MRS imaging with a 7 Tesla (“7T”) MRI scanner. A full volume head coil was used to collect whole brain spectral waveforms in ~600 voxels with a spatial resolution of 2 cm3 for the following metabolites: NAD pool (both NAD+ and NADH together), α-ATP, ß-ATP, γ-ATP, phosphocreatine, extracellular and cellular inorganic phosphate, uridine diphosphate glucose, phosphocholine, phosphoethanolamine, glycerophosphocholine, and glycerophosphoethanolamine. A partial volume head coil was used in the same patient cohort to measure occipito-parietal levels of individual NAD+ and NADH phosphorous metabolites to determine the ratio of NAD+/NADH.

REPAIR-MS was conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies, and was conducted in conjunction with our REPAIR-PD trial (discussed below), with pre-specified integrated analyses of both REPAIR-MS Cohort 1 and REPAIR-PD trials performed. REPAIR-MS was approved for clinical conduct by the FDA and commenced in January 2020, and we subsequently enrolled 13 RMS participants in Cohort 1 and 15 non-active progressive MS participants in Cohort 2 with exposure to CNM-Au8 up to 18 weeks.

Results for Cohort 1 were presented in August 2021 and subsequently published in the Journal of Nanobiotechnology (Ren, et al. “Evidence of brain target engagement in Parkinson’s disease and multiple sclerosis by the investigational nanomedicine, CNM-Au8, in the REPAIR phase 2 clinical trials.” Journal of Nanobiotechnology 21, 478 (2023)). The pre-specified integrated analyses of REPAIR-MS Cohort 1 and REPAIR-PD demonstrated a statistically significant increase in the primary endpoint, the mean change in the brain NAD+/NADH ratio, of 0.589 units (+10.4%) following 12 weeks of treatment with CNM-Au8 (p=0.037, paired t-test). Key secondary endpoints for the integrated analyses, mean change from baseline in the NAD+ and NADH fractions of the total NAD pool, were concordant with the primary endpoint, demonstrating the NAD+ fraction increased and the NADH fraction decreased (p=0.0264, paired t-test).

The independent results for REPAIR-MS Cohort 1 also demonstrated consistent trends toward improvement in the primary and secondary endpoints, although neither REPAIR-PD nor REPAIR-MS Cohort 1 independently reached a level of statistical significance: the mean change in the brain NAD+/NADH ratio was 0.830 units (+14.3%) following 12 weeks of treatment with CNM-Au8 (p=0.145, paired t-test), and the secondary endpoint of mean change from baseline in the NAD+ fraction of the total NAD pool increased and the NADH fraction decreased (p=0.1157, paired t-test). Analyses of pre-specified exploratory endpoints demonstrated that homeostatic equilibrium was achieved across essential energetic metabolites, including ATP, cellular phosphorus (“Pi(in)”), phosphocholine, and phosphorylation potential index (“ß-ATP/ADP*Pi(in)”). For these metabolites and indices, the percent change from baseline to the week 12 end-of-treatment was significantly inversely correlated with baseline levels, such that participants with relatively lower baseline levels demonstrated increases, and subjects with relatively higher baseline levels demonstrated a re-balancing effect with levels decreased to the baseline population mean. This relationship was observed both on an integrated basis across the two trials and independently in both REPAIR-PD and REPAIR-MS Cohort 1. No SAEs were reported, TEAEs were rated as mild and transient, and no participants experienced clinically significant laboratory abnormalities. The results of REPAIR-MS Cohort 1 and REPAIR-PD robustly demonstrate target engagement in the brains of MS and PD patients and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites.

Combined results for REPAIR-MS Cohort 1 and Cohort 2 were announced in September 2025. Participants analyzed for the primary efficacy outcome, mean change in the brain NAD+/NADH ratio (all evaluable with post-baseline scans at the week 12 visit), included REPAIR-MS Cohort 1 (relapsing MS, n=11), REPAIR-MS Cohort 2 (non-active progressive MS, n=15), and REPAIR-PD (n=13) in prespecified analyses across the overall population (total n=39). Key findings included:

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

Striking relationships between MS disease activity and brain energy metabolic indices were present at the pre-treatment baseline visit.

●	The EDSS, a global measure of MS disease severity, was significantly associated with the baseline deficits in the NAD+/NADH ratio (Pearson Correlation: ρ=-0.429, p=0.0127).

●

Baseline measures of working memory and cognitive processing speed, measured by the Symbol Digit Modalities Test (“SDMT”), were significantly associated with average brain ATP levels (peak signal area average for α-ATP, β-ATP, γ-ATP; Pearson Correlation: ρ=0.542, p=0.0009).

●

Baseline measures of upper extremity function, measured by the 9-Hole Peg Test (“9HPT”) time (total time across hands), was also significantly associated with average brain ATP levels (peak signal area average for α-ATP, β-ATP, γ-ATP; Pearson Correlation: ρ=-0.513, p=0.0032).

Collectively, these data reinforce the insight that bioenergetic failure in the brain is a key contributor to neurodegeneration and disease progression in MS. By improving brain energy metabolism, CNM-Au8 may help slow progression of disability.

VISIONARY-MS

VISIONARY-MS was a Phase 2, randomized, double-blind, placebo-controlled trial of the efficacy and safety of two doses of CNM-Au8 as a remyelinating and neuroprotective treatment in patients with stable RMS with chronic visual impairment. The trial was launched in December 2018 but ended prematurely in July 2022 due to operational challenges related to the COVID-19 pandemic. Enrollment was limited to 73 out of 150 planned participants and some participants did not complete 48 weeks of treatment, but nearly all participants completed at least 24 weeks of treatment and double-blind, placebo-controlled data was generated for most patients in the trial through week 48, improving the trial’s ability to assess the long-term effects of CNM-Au8 on clinical endpoints. The Australian Therapeutics Goods Administration (“TGA”), Health Canada, and the FDA all approved conduct of the trial.

Participants were randomized to low-dose CNM-Au8 (15 mg/day), high-dose CNM-Au8 (30 mg/day), or matching placebo, and concomitant immunomodulatory MS DMTs were allowed for all participants. The primary endpoint was improvement in low contrast letter acuity (“LCLA”) from baseline to week 48 and secondary endpoints included the modified MS Functional Composite sub-scales (“(m)MSFC”), which included SDMT (cognition), 9HPT (upper extremity function), and Timed 25-foot Walk (“T25FWT,” gait) in the population as a whole, and time to first repeated clinical improvement to week 48. Exploratory endpoints included OCT, multi-focal visual evoked potential (“mf-VEP”) amplitude & latency, full field-VEP amplitude & latency, MRI endpoints, visual function (high contrast) and Quality of Life/EDSS.

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

The analyses of (m)MSFC sub-scales (LCLA, SDMT, 9HPT, and T25FW) were conducted by comparing changes in (m)MSFC scores over the trial treatment period to the baseline values of trial participants with mild disease, as defined by Baseline EDSS scores of 1.5 or less. The baseline scores for these participants were chosen as a comparator because they demonstrated less neurological impairment than those of the overall trial population, providing a more stringent comparator group to evaluate change over time in the total trial population. Changes in the four (m)MSFC sub-scales were compared to baseline scores of this comparator group with mild disease from baseline to week 48. These comparisons were performed every 12 weeks (at weeks 12, 24, 36, and 48). At each visit, the overall trial population (randomized 2:1 active CNM-Au8 to placebo) showed notable, exposure-related improvements in mean overall (m)MSFC scores and key (m)MSFC sub-scales compared to the comparator group (mixed-effects model; p<0.0001 versus baseline).

Consistent improvements favoring CNM-Au8 were observed across multiple paraclinical biomarker exploratory endpoints, including mf-VEP amplitude and latency, OCT, and MRI endpoints, including magnetization transfer ratio (“MTR”) and diffusion tensor imaging (“DTI”) metrics. Placebo treated patients, in contrast, generally worsened as expected across these measures during the 48-week period. Exploratory mf-VEP endpoints in the VEP least effected eye, defined as the eye with the shortest latency at baseline, provided evidence of improved information transmission in the visual system (from the eye to the visual cortex) supported by statistically significant increases in amplitude. Exploratory mf-VEP results included all participants with recorded VEP data (n=64) and demonstrated:

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

We believe these results support CNM-Au8’s potential to drive meaningful neurological improvements in MS patients. Further, we believe these results are notable given the expected long-term decline in LCLA, SDMT, 9HPT, and T25FW among MS patients reported from data sets including from the MS Outcome Assessments Consortium (“MSOAC”) (Goldman, et al. “Evaluation of multiple sclerosis disability outcome measures using pooled clinical trial data.” Neurology, 93(21), e1921-e1931 (2019)). MSOAC includes prospectively acquired RMS patient-level data from fourteen separate MS clinical trials, including over 12,776 participants, combined into a single database and followed for up to 24 months. When LCLA, SDMT, 9HPT, and T25FW were analyzed as a multidimensional measure rather than individually, progression on any one performance measure was more sensitive than the commonly used MS EDSS and demonstrated long-term declines in RMS patients. The increasing mean improvements observed across the entire trial population (CNM-Au8 and placebo) may suggest a positive clinical effect for CNM-Au8 when contrasted with the anticipated decline reported in publications from the MSOAC data.

CNM-Au8 was well-tolerated with most adverse events characterized as transient and mild to moderate in severity. No SAEs related to the investigational product (CNM-Au8 or placebo) were reported. The most frequently reported adverse events included upper respiratory infection, headache, back pain, and sore throat.

VISIONARY-MS—Long-Term Extension

Following the 48-week double-blind period, VISIONARY-MS participants could continue for up to an additional 96 weeks in the LTE. Of the 73 double-blind participants, 69 were eligible for the LTE and 80% enrolled (n=55), with 87% of participants randomized to CNM-Au8 in the double-blind period choosing to enroll in the LTE (n=41; n=35 for the mITT) and 63% of participants randomized to placebo in the double-blind period choosing to enroll in the LTE (n=11). We announced the following results in January 2024 from the LTE for the mITT population:

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

In April 2025, we announced further evidence of remyelination and neuronal repair from analyses of the LTE. The post hoc analyses identify consistent anatomical and physiologic effects within the same trial participants resulting in cognition and vision improvement for people living with MS. The analyses highlight significant and clinically meaningful improvements in cognition and visual function, supported by corresponding objective biomarkers, including advanced MRI DTI and mf-VEP assessments. Key findings included:

●

MRI DTI metrics (axial diffusivity (“AD”) and MTR—structural markers associated with neuronal repair and remyelination) confirmed improvements in the brain’s neuronal structure consistent with remyelination and repair among MS participants receiving CNM-Au8.

●

mf-VEP metrics (VEP latency and amplitude—functional markers associated with remyelination and neuronal repair) confirmed improvements in the visual system and related to cognitive function among MS participants receiving CNM-Au8.

Both the LCLA vision—a visual measure associated with vision-specific quality of life and overall MS disability—and SDMT—a benchmark for working memory and cognitive processing speed in MS—improved in CNM-Au8 participants, results that have not been previously documented in MS clinical trials of other repair candidate drugs. Importantly, these clinical improvements correlated with objective biomarker measurements including:

●	96% of participants who were LCLA responders, showing visual improvement, also demonstrated improvement in MRI DTI metrics (AD and/or MTR), evidencing repair and remyelination.

●	91% of LCLA visual responders exhibited mf-VEP improvements in latency (conduction velocity) and/or amplitude (signal strength).

○	VEP provides an objective measure of visual circuit pathway, further supporting functional recovery linked to repair and remyelination.

●

98% of SDMT responders with improved cognition had corresponding improvements in MRI DTI metrics AD and/or MTR, substantiating that the cognitive enhancement was associated with repair and remyelination.

These results were also consistent with previous neuronal and clinical improvement observed in the double-blind period of VISIONARY-MS, while also reinforcing the long-term benefits of the novel therapeutic mechanism of CNM-Au8.

Parkinson’s Disease

PD Market Opportunity

PD is a chronic, progressive neurodegenerative disorder affecting more than an estimated 10 million people worldwide as of 2025. PD involves the progressive loss of dopaminergic neurons in the substantia nigra area of the midbrain. The degeneration of dopaminergic neurons leads to resting tremor, bradykinesia, limb rigidity, and gait and balance problems as well as cognitive loss and behavioral changes due to more generalized neuronal loss. Aging is the most significant risk factor for developing PD, with genetic and environmental factors also contributing to the development of the disease. Approximately 1 in 100 individuals over the age of 60 is affected by PD. We estimate the global market value will be worth approximately $8 billion by 2033.

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

Additionally, in September 2025, we announced preclinical data showing that CNM-Au8 improved key measures of cellular health in a novel dopaminergic neuron model of PD. The study used skin cells from 8 sporadic PD (“sPD”) patients, 14 familial PD (“fPD”) patients—13 with LRRK2 gene mutations and 1 with a PARK gene mutation—and 13 healthy individuals. The skin cells were directly converted into dopaminergic neurons, the brain cells essential for movement and the most vulnerable to degeneration in PD. This innovative method retains age-related characteristics from PD patient donors, enabling researchers to study disease processes as they occur in aged disease-relevant neurons. Key findings included:

●	Improved mitochondrial health in familial PD—CNM-Au8 increased mitochondrial health (membrane potential) and mitochondrial volume, while reducing harmful ROS in fPD neurons.

●

Reduced inflammation in sporadic PD—CNM-Au8 lowered levels of senescence-related inflammatory proteins, including CD40 and CXCL10, in sPD neurons, helping to reduce neuroinflammation that exacerbates PD progression.

●

Restored cellular metabolism—CNM-Au8 dose-dependently increased the NAD+/NADH ratio, a measure of cellular energy metabolism. Further, CNM-Au8 corrected the intracellular levels of 36% of metabolites in fPD neurons and 17% in sPD neurons, particularly in the tricarboxylic acid cycle for energy production and in nucleotide metabolism (e.g., xanthine, inosine) demonstrated by semi-targeted metabolomic analyses.

●

Normalized dysregulated gene expression—CNM-Au8 treatment of PD neurons resulted in a reversal of the global disease-associated gene expression profiles in both sPD and fPD dopaminergic neurons, normalizing the expression of the majority of all top up- and down-regulated PD differentially expressed gene transcripts to near-control levels.

●

Favorable safety profile—CNM-Au8 did not demonstrate evidence of toxicity toward the PD dopaminergic cells at all tested doses, a finding consistent with the clinical observation that CNM-Au8 treatment in humans in ALS and MS has not demonstrated significant safety concerns.

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

REPAIR-PD was conducted at the University of Texas Southwestern, a center with specialized capabilities for conducting and analyzing 7T 31P-MRS imaging studies, and was conducted in conjunction with the REPAIR-MS trial (discussed above), with pre-specified integrated analyses of both trials performed. REPAIR-PD was approved for clinical conduct by the FDA and commenced in December 2019, and we subsequently enrolled 13 participants in the first dosing cohort with exposure to CNM-Au8 up to 21 weeks. A planned second cohort was not enrolled due to institutional limitations.

Results were published in an integrated analysis with REPAIR-MS Cohort 1 (Ren et al. (2023)). For a discussion of these results, see “Multiple Sclerosis—REPAIR-MS” above. The independent results for REPAIR-PD demonstrated consistent trends toward improvement in the primary and secondary endpoints, although neither REPAIR-PD nor REPAIR-MS independently reached a level of statistical significance: the mean change in the brain NAD+/NADH ratio was 0.386 units (+6.8%) following 12 weeks of treatment with CNM-Au8 (p=0.1077, paired t-test), and the secondary endpoint of mean change from baseline in the NAD+ fraction of the total NAD pool increased (p=0.1336, paired t-test) and NADH fraction of the total NAD pool decreased (p=0.1336, paired t-test). The results of REPAIR-PD and REPAIR-MS robustly demonstrate target engagement in the brains of PD and MS patients and provide the first clinical evidence demonstrating the catalytic effects of CNM-Au8 on brain energetic metabolites.

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

CNM-AgZn17 for Wound-Healing and Burn Treatment

CNM-AgZn17 was developed as an ionic solution of silver and zinc in a polymer gel formulation for topical application to the skin. We have demonstrated in in vitro assays that CNM-AgZn17 has broad-based antiviral and antibacterial activity against common and antibiotic resistant pathogens such as Methicillin-resistant Staphylococcus aureus. We have also shown enhanced wound healing benefits in animal models of diabetic wound healing and decreased scar formation following burns. We are planning to complete a standard toxicology program in animals to demonstrate safety in order to advance to first-in-human dosing studies. We have progressed to GLP dermal toxicity studies for topical applications. Subject to regulatory filings of these toxicology findings and other results, and subject to capital availability, we anticipate filing an IND with the FDA and subsequently plan to initiate a standard Phase 1 dermal first-in-human safety study with CNM-AgZn17 with single-ascending dose and multiple-ascending dose cohorts. The goal of this study will be to demonstrate safety sufficient to advance to Phase 2 clinical programs with CNM-AgZn17. Given the multiple preclinical benefits demonstrated to date with CNM-AgZn17, we envision a clinical program focused on healing burn and/or surgical wounds.

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

Research Engineering.  Our research engineering team is responsible for the development and optimization of new CSN therapeutic candidates along with developing the technical processes and infrastructure to ensure reproducible chemistry, manufacturing, and controls (“CMC”) batch production of our CSN therapeutic candidates. Members of our research engineering team have PhDs and/or master’s degrees in chemistry, materials science and engineering, electrical engineering, and solid-state physics. Our research engineering team leader has a degree in electrical engineering and has been instrumental in the design of our electro-crystal-chemistry platform including the various continuous flow apparatuses (“troughs”) used to produce our CSN therapeutics.

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

●

National Institute of Neurological Disorders and Stroke / National Institutes of Health.  A grant of $45.1 million was awarded to us, in collaboration with NYU (formerly Columbia) and Synapticure, in October 2023 to support the ACT-EAP for CNM-Au8 treatment of ALS. The grant was awarded under the Accelerating Access to Critical Therapies for ALS Act. Subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. These subawards are awarded annually and subaward funds are paid to us as reimbursement for cash spent to support the ACT-EAP.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Manufacturing

We manufacture CSN therapeutics at our 32,600 square foot production facility in North East, Maryland (the “North East Facility”), based on novel manufacturing processes and devices that were entirely invented by us. The North East Facility is compliant with rigorous international Good Manufacturing Processes (“GMP”), and we operate an ISO8-level clean room that contains the specialized electro-crystal-chemistry devices, or continuous flow trough apparatuses, that we invented and patented to produce our CSN therapeutics from highly pure raw materials. We produce a gold nanocrystal suspension, the active pharmaceutical ingredient for CNM-Au8, on an ongoing basis. We believe our current production capabilities are sufficient to meet our needs for both research and development and to supply our ongoing and planned clinical trials and EAPs, and we believe our processes can be scaled to achieve early commercially viable quantities.

Additionally, we currently lease a 74,210 square foot production facility in Elkton, Maryland (the “Elkton Facility”), a few miles from our North East Facility. Contingent upon successful future commercialization and funding, we plan to develop the Elkton Facility to support our unique manufacturing needs and to enable us to materially increase our manufacturing capacity post-commercialization, if achieved. We have significant experience in scaling our production processes and capabilities as demand has fluctuated to supply the needs of our clinical programs, and we believe our technical expertise and capabilities will be sufficient to expand capacity to support contemplated growth and potential commercialization. We believe our current production environment has established us as the leading world-class manufacturer of CSN therapeutics, and following any future expansion, our facilities, equipment, and processes will continue to comply with international practices and support our long-term strategic plans, taking into consideration quality, costs, manageability, expandability, and controls. We have invested considerable time and substantial resources to fine-tune our production and delivery processes to enable consistent, reliable, and affordable production of our primary drug candidates; and to perfect our handling and storage systems in order to maintain stability and efficacy of our nanocrystal suspensions.

License Arrangements

In August 2018, we entered into an exclusive supply agreement (the “Supply Agreement”) and license agreement (the “License Agreement”) in conjunction with 4Life’s investment in the Series C preferred stock and warrants of our predecessor. In April 2024, we entered into an amendment to the Supply Agreement and License Agreement (the “Amended 4Life Agreements”). The Amended 4Life Agreements contain the following terms:

●

Supply Agreement. We granted 4Life, or its affiliates and mutually-agreed upon manufacturing vendors (the “Buyer Purchasing Parties”) an exclusive right to purchase certain of our dietary supplement and non-pharmaceutical products (the “Licensed Products”), and we shall exclusively sell the Licensed Products to the Buyer Purchasing Parties. The purchase price of Licensed Products shall be equal to our cost plus 20%. 4Life must sell certain amounts of Licensed Products for the calendar years beginning in 2024 and extending through 2033 (the “Minimum Sales Commitment”), with Minimum Sales Commitments for years subsequent to 2033, if applicable, to be negotiated between the Company and 4Life. We may permanently convert 4Life’s exclusive rights to purchase Licensed Products to non-exclusive rights if: (i) 4Life fails to achieve the Minimum Sales Commitment for any two consecutive years, and (ii) 4Life fails to pay additional royalty fees to maintain exclusivity (as set forth under “License Agreement” below) (the “Exclusivity Provision”).

●

License Agreement. We granted 4Life an exclusive, royalty-bearing license to use, sell, and commercialize the Licensed Products. On a quarterly basis, 4Life shall pay us a royalty rate of 3% of incremental sales of Licensed Products, which is equal to the lesser of (a) the increase in net sales for the quarter over a base period quarter as determined in the License Agreement, or (b) net sales. If 4Life fails to meet the Exclusivity Provision, 4Life may continue to maintain exclusivity by paying us the difference between (a) the royalty fee that would otherwise have been earned by us if 4Life had met the Minimum Sales Commitment and (b) actual royalties paid to us. However, notwithstanding any other provisions of the License Agreement, on or after January 1, 2027, we shall be permitted to sell Licensed Products through third party retail outlets or via our own websites. The term of the License Agreement will continue until December 31, 2033, unless earlier terminated pursuant to the License Agreement or Supply Agreement. The Amended 4Life Agreements are renewable for additional five-year terms upon mutual agreement of the parties.

We currently provide (i) an aqueous zinc-silver ion dietary (mineral) supplement on a non-exclusive basis to 4Life that is sold under the trade name Zinc Factor™, and (ii) an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles on an exclusive basis to 4Life that is sold under the tradename Gold Factor™ and is subject to royalties.

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

Competition

While the treatment for central nervous system diseases is quite competitive and subject to frequent changes, there are currently no existing FDA-approved therapies that have mechanisms supporting remyelination and neuroprotection in patients. We believe that CNM-Au8’s core effects of remyelination and neuroprotection provide us a globally unique first-mover advantage for the treatment of central nervous system diseases. Together with our expanded intellectual property portfolio, we believe it would be challenging for any potential competitors entering into the market of remyelination and neuroprotection focused therapeutics to replicate our efforts without violating our intellectual property protections.

Intellectual Property

We are the sole inventors of our manufacturing processes, devices, and drugs. These inventions are protected through extensive global patents, institutional expertise and experience, and specialized technical knowledge, which enables us to maintain our leading position in the development of CSN® therapeutics for high-medical need diseases. As of December 31, 2025, we have over 160 issued patents worldwide with approximately 5 patents pending worldwide. We have worldwide rights to protect and thus commercialize our CSN therapeutics and believe that our issued, and pending patents, provide sufficient protection to secure the future commercial potential of our CSN therapeutics. To date, we have not been involved in any proceedings in respect of, and we have not received notice of any claims of infringement of, any intellectual property rights that may be threatened or pending, in which we may be a claimant or a respondent.

We have filed and obtained patents in the United States (U.S.), Australia (AU), Brazil (BR), Canada (CA), China (CN), Egypt (EG), Indonesia (ID), Israel (IL), India (IN), Japan (JP), Korea (KR), Mexico (MX), New Zealand (NZ), Philippines (PH), Russia (RU), Seychelles (SC), Singapore (SG), the United Arab Emirates (UAE), and the European Patent Office (EP) including Belgium (BE), Switzerland (CH), Germany (DE), Denmark (DK), Spain (ES), Finland (FI), France (FR), Great Britain (GB), Hungary (HU), Ireland (IE), Iceland (IS), Italy (IT), Netherlands (NL), Norway (NO), Poland (PL), Portugal (PT), Sweden (SE), Slovenia (SI), and Turkey (TR), with multiple fundamental patent families protecting our CSN therapeutics. The following table lists the material granted patent families in connection with our CSN therapeutics.

Description	Jurisdiction	Application Date (U.S.)	Grant Date (U.S.)

Continuous methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/liquid solution(s) resulting therefrom (these patents relate to CNM-Au8 and ZnAg)

	Issued: U.S. (5), AU (3), BE, CA (2), CH, CN, DE, DK, ES, FI, FR, GB, HU, ID, IE, IL, IN, IT, JP (2), KR, MX, NL, NO, PH, PL, PT, SE, SI, TR Pending: EP	July 11, 2007	December 31, 2013 August 29, 2017 October 9, 2018 May 11, 2021 Expiration dates for these patents will occur in 2028 in the applicable foreign jurisdictions and in 2030 in the U.S.*
Continuous methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/ liquid solution(s) therefrom	Issued: U.S. (3)	January 14, 2009	September 24, 2013 July 12, 2016 October 15, 2019 Expiration dates for these patents will occur in 2030 in the U.S.

Description	Jurisdiction	Application Date (U.S.)	Grant Date (U.S.)
Continuous, semi-continuous and batch methods for treating liquids and manufacturing certain constituents (e.g., nanoparticles) in liquids, apparatuses and nanoparticles and nanoparticle/liquid solution(s) and colloids resulting therefrom (these patents relate to CNM-Au8 and ZnAg)	Issued: U.S. (3), AU, CA, CH, CN, DE, DK, FI, FR, GB, IE, IL, IN, IS, JP, KR, NL, NO, SE Pending: EP	January 15, 2009	June 30, 2015 July 31, 2018 May 18, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*
Novel gold-based nanocrystals for medical treatments and electrochemical manufacturing processes therefor (these patents relate to CNM-Au8)	Issued: U.S. (3), AU (6), BR, CA, CH, CN, DE, DK, ES, FI, FR, GB, ID, IE, IL, IN, IT, JP (4), KR (3), MX (2), NL, NO, PH (2), RU, SE, SG (3), UAE Pending: U.S. (2), MX	July 8, 2009	March 28, 2017 October 22, 2019 April 20, 2021 Expiration dates for these patents will occur in 2030 in the U.S. and the applicable foreign jurisdictions*
Novel gold-platinum based bi-metallic nanocrystal suspensions, electrochemical manufacturing processes therefor and uses for the same (these patents do not relate to any specifically named product candidates herein)	Issued: U.S., AU, CA, CH, CN, DE, DK, ES, FI, FR, GB, ID, IE, IL, IN, IT, JP, KR (2), MX, NL, NO, NZ, PH, RU, SE, SG, UAE	March 30, 2011	July 12, 2016 Expiration dates for these patents will occur in 2030 in the U.S. and in 2032 in the applicable foreign jurisdictions*
Methods and treatment for certain demyelination and dysmyelination-based disorders and/or promoting remyelination (these patents relate to CNM-Au8)	Issued: AU, BE, BR, CA, CH, DE, DK, ES, FI, FR, GB, HU, ID, IE, IL, IT, JP, KR, MX, NL, NO, NZ (2), PH, PT, RU, SE, SG (2), SI, TR	NA	NA Expiration dates for these patents will occur in 2033 in the U.S. and the applicable foreign jurisdictions*

*	Expiration dates do not include possible patent extensions for certain countries.

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

Expedited Development and Review Programs

A marketing application for a drug candidate submitted to the FDA for approval may be eligible for FDA programs intended to expedite the FDA review and approval process, such as priority review, fast track designation, breakthrough therapy, accelerated approval, and the Commissioner’s National Priority Voucher program.

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

A new program launched by the FDA in June 2025, the Commissioner’s National Priority Voucher program, shortens the review process from 10-12 months to 1-2 months from the time of a sponsor’s final NDA submission for products that meet four criteria outlined by the FDA: (1) addressing a health crisis in the U.S.; (2) delivering more innovative cures for the American people; (3) addressing unmet public health needs; and (4) increasing domestic drug manufacturing as a national security issue. To qualify for a voucher, FDA requires sponsors to submit the CMC portion of the NDA and the draft labeling at least 60 days before submitting the final NDA submission. The review process is expedited by convening experts from FDA offices who pre-review the submission and convene for a 1-day “tumor board style” meeting. Sponsors granted a voucher under this program may also be granted accelerated approval if a product also meets the standards for accelerated approval. The program has not been authorized by statute and has received scrutiny from Democratic members of Congress.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review and approval will not be shortened. Furthermore, priority review, fast track designation, breakthrough therapy designation, accelerated approval, and the Commissioner’s National Priority Voucher program do not change the standards for approval but may expedite the development or approval process.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse events, periodic reporting, product sampling, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to FDA review and approval. Under continuing user fee requirements, the FDA assesses an annual program fee for each product identified in an approved NDA. Manufacturers and their subcontractors may be required to obtain state licenses or permits and are required to register their establishments and list the drugs they manufacture with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with licensure requirements and GMPs, which impose certain procedural and documentation requirements upon us. Changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMPs and impose reporting requirements upon us and any third-party manufacturers or packagers that it may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with GMP, state licensure obligations, and other aspects of regulatory compliance.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2032 unless additional Congressional action is taken, with COVID-19 relief legislation suspending the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

The second Trump administration has launched multiple initiatives aimed at lowering the cost of prescription drugs, including the Global Benchmark for Efficient Drug Pricing Model, that would require drug manufacturers to issue rebates to the Medicare Part B program when U.S. prices exceed those offered to comparable countries. A similar program, Guarding U.S. Medicare Against Rising Drug Costs Model, would create the same rebate obligation for Medicare Part D. Another initiative, TrumpRX, aims to use the direct-to-consumer model to lower prescription drug costs by working with drug manufacturers to provide drugs directly from the government to consumers.

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

Smaller Reporting Company Status

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2025. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. As a smaller reporting company, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies for as long as we continue to be a smaller reporting company, including (i) the choice of presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, (ii) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Other Regulations

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, and fire hazard control. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees and Human Capital Resources

As of December 31, 2025, we had a total of 79 employees, 76 of which were full-time and 3 were part-time, primarily located in Utah and Maryland. The table below sets forth our employees by role:

Department	Count of Employees	Percent of Total
Manufacturing	16	21%
Clinical	7	9%
Quality Control & Bioanalytics	11	14%
Microbiology Lab	7	9%
Research and Development	13	16%
Senior Management	6	8%
Quality Assurance	7	9%
Finance	4	5%
Human Resources & Operations	5	6%
Information Technology	1	1%
Regulatory	1	1%
Medical Affairs	1	1%
Total	79	100%

None of our employees are represented by a labor union or are covered by a collective bargaining agreement, and we believe that we have good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of equity compensation awards and cash-based performance bonus awards.

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

We currently do not have any drugs available for commercial sale, nor do we have any drugs that have been approved for sale by applicable regulatory authorities. We have invested a significant portion of our efforts and financial resources in research and development of our leading drug candidate, CNM-Au8, a catalytically-active gold nanocrystal suspension, which in early-stage studies has shown potential for the treatment of patients with ALS, MS, and PD. Our ability to generate revenue and become profitable in the future depends substantially on the future sales generated by CNM-Au8 and our drug candidates, which in turn depends on the successful research and development, regulatory approval, commercialization and sale of our drug candidates presently under clinical development for the treatment of patients with neurological disorders. We are also developing new drugs based on our technology that have not yet entered into human studies. The ultimate success of our drug candidates is subject to us achieving certain milestones, including without limitation:

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

Even if we are able to generate revenues from any future sales of our drug candidates, we may not become profitable and may need to obtain additional funding to continue operations. Any required funding may not be available on favorable terms or at all. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value significantly and could impair our ability to raise capital, expand our business, or continue our operations, which in turn may adversely affect our business, financial condition, and results of operations.

We currently do not generate any revenue from the commercial sales of drug candidates and we may not become profitable when expected, or at all.

Our main business is research and development, and, if our research and development activities are successful, sales of drug candidates. As all of our drug candidates are still in the research and development stage, we currently do not generate revenue from the sale of drug candidates, and we have recorded continued significant net losses. We generate an immaterial amount of revenue related to license and supply agreements for dietary (mineral) supplements; however, such revenue is not expected to be a material contributor to our revenue in the future. If we fail to commercialize our drug candidates as planned due to failures to complete clinical trials, obtain regulatory approval, conduct commercial scale manufacturing or for any other reason, we may experience significant delays or failure in generating revenue and realizing profit from the commercial sale of our drug candidates.

Further, we expect to incur significant costs in the future, in particular for research and development and the commercialization of our drug candidates. Research and development expenses totaled $14.0 million and $20.1 million for the years ended December 31, 2025 and 2024, respectively. As drug candidates presently undergoing preclinical research enter into the clinical trial stage, costs associated with such drug candidates may increase significantly. In the future, as we move more drug candidates into the clinical trial stage, conduct more clinical trials for commercialized products, if any, to broaden their use, and carry out commercial production of our drug candidates, the costs associated with such operations may increase significantly.

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

Investment in biopharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate might fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. We have incurred substantial losses since our inception. We incurred a loss from operations of $23.1 million and $33.1 million for the years ended December 31, 2025 and 2024, respectively, and a net loss of $26.2 million and $39.4 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $308.3 million and $282.1 million as of December 31, 2025 and 2024, respectively. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and administrative expenses associated with our operations, and we expect that our research and development expenses will continue to increase in the future.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and we continue to build up our commercialization capabilities. Typically, it takes many years to develop one new drug from the drug discovery stage to the time it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company and in support of our growth as a development-stage or commercial-stage pharmaceutical company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of commercializing any approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive through arrangements with third parties. If any of our drug candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Our failure to become and remain profitable would decrease our value significantly and impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development or commercialization efforts.

Our cash and cash equivalents totaled $5.2 million and $12.2 million as of December 31, 2025 and 2024, respectively, and net cash used in operating activities was $18.5 million and $21.3 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur losses and use cash in operating activities for the foreseeable future. For details, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes issued in December 2024 (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8 to the consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the year ended December 31, 2025, we generated $10.6 million of gross proceeds from our equity distribution agreement and $1.5 million from the issuance of senior secured convertible promissory notes (see Note 8 to the consolidated financial statements). Subsequent to December 31, 2025, we generated $6.0 million of gross proceeds from the issuance of Common Stock and warrants in a registered direct offering. While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential drug candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. As a relatively new business, we have not yet demonstrated an ability to manufacture drugs at a commercial scale, to arrange for a third party to do so on our behalf, or to conduct sales and marketing activities necessary for successful commercialization. We have not had any product approved for commercial sale and have not generated any revenue from pharmaceutical product sales. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, any assessment you make about our current business or future success or viability may not be as accurate as it could be if we had a longer operating history and had been able to reduce some of the uncertainties as set out above. Further, our limited financial track record, without any revenue yet from our expected future principal business, may be of limited reference value for your assessment of our business.

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

In addition, the environmental, health and safety laws and regulations applicable to us and our third-party contractors may change and impose stricter requirements in the future. As a result, we may be required to incur substantial costs to comply with future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks and those of our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology (“IT”) systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks.

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

We may also be required to comply with laws, regulations, rules, industry standards, and other legal obligations that require us to maintain the security of personal data. We may also have contractual and other legal obligations to notify customers, collaborators, or other relevant stakeholders of security incidents. Failure to prevent or mitigate cyberattacks could result in unauthorized access to data, including proprietary and personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such disclosures are costly, could lead to negative publicity, may cause our customers or collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security incident or any vulnerability exploited to cause an incident may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation, and increases to our insurance coverage.

In addition, regulatory response or litigation resulting from security breaches may adversely affect our business. Unauthorized access to our IT systems could result in litigation with our customers, collaborators, or other relevant stakeholders, or regulatory actions by government entities. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur and the confidentiality, integrity or availability of our data or the data of our collaborators were disrupted, we could incur significant liability, which could negatively affect our business and damage our reputation.

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

Our manufacturing facilities will be subject to ongoing, periodic inspection by various regulatory authorities, including the FDA, EMA, China’s National Medical Products Administration (“NMPA”), Health Canada, and the TGA or other comparable regulatory agencies to ensure compliance with GMP. Our failure to follow and document our adherence to such GMP or other regulatory requirements may lead to significant delays in the availability of products for clinical or, if approved, commercial use, and may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our drugs, if approved. We also may encounter problems with the following:

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

Current or future tax treatments, tax concessions, tax allowances and financial incentives applicable to us may be changed, terminated, or otherwise become unavailable due to many factors, including changes in government policy or administrative decisions by the relevant government authorities. Due to potential changes in government policies, we cannot be certain of the level of government grants we will receive in the future. Our post-tax profitability and cash flows may be adversely affected as a result of one or more of these or other factors.''

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2025, we had U.S. federal net operating loss (“NOL”) carryforwards of $195.7 million, of which $162.3 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our annual taxable income in any given year based on current federal tax laws. The remaining balance of $33.4 million will begin to expire after 2034. As of December 31, 2025, we had state NOL carryforwards of $136.3 million, of which $123.4 million may be carried forward indefinitely to reduce future taxable income but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. As of December 31, 2025, we had research and development tax credit carryforwards of $6.7 million, which may be available to reduce future tax liabilities and expire at various dates beginning after 2032.

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

Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with tax positions taken by us, which may adversely affect our financial condition or the value of our Common Stock.

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

The ultimate impact of potential future epidemics or pandemics is highly uncertain and subject to continued change. These effects could have a material adverse impact on our business and operations, or the businesses and operations of third parties on which we rely.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2025 and 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

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

If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

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

Disruptions at the FDA and other government agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, as it did from October 1, 2025 to November 12, 2025, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-COVID-19 pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to future health epidemics or pandemics and may experience delays in their regulatory activities. Further, with the change in presidential administrations in 2025, there remains substantial uncertainty as to how, if at all, the second Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the second Trump administration across the government will impact our activities and those of the FDA and its operations. For example, the mass layoffs of FDA personnel as part of the administration’s efforts to reduce the size of the federal workforce could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the administration to substantially reduce research funding by the NIH of medical research could have substantial direct or indirect impacts on our research activities.

Favorable designations may not be granted, or if granted, may be withdrawn later, for any of our drug candidates, and may not lead to faster development or regulatory review or approval.

We do not currently have Fast Track Designation or Breakthrough Therapy Designation for any of our drug candidates, but may seek one or more of such designations in the future.

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

Regulatory bodies that enforce laws and regulations to prohibit off-label use may investigate whether our products are being used off-label. Even though we take steps to prevent off-label promotion of our products, this would not necessarily prevent regulatory or prosecuting agencies from investigating and taking action against us as if we were engaged in off-label promotion. Such actions could result in significant harm to our reputation and financial condition.

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

We may face difficulties from changes to current regulations and future legislation, including relating to healthcare reform efforts.

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

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government may have certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights can apply to new subject matter arising from the use of such government funding or grants and should not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants.

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

Risks Related to Our Common Stock

We incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we have faced and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements is costly and makes certain activities more time-consuming. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Furthermore, if any noncompliance is identified (for example, if our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs to correct issues, and the existence of noncompliance could adversely affect our reputation. Other challenges of operating as a public company include, but are not limited to, the increased costs of director and officer liability insurance and financial and legal services, attracting and retaining qualified persons to serve on our board of directors or as executive officers, and advocacy efforts by stockholders and third parties that may prompt changes in governance, reporting requirements or regulations and thereby further increase costs. These increased costs require us to divert a significant amount of time and money that could otherwise be used to expand our business and achieve strategic objectives.

We qualify as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our Common Stock less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2025. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. As a smaller reporting company, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies for as long as we continue to be a smaller reporting company, including: (i) the choice of presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, (ii) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

●

the requirement for the affirmative vote of holders of at least 66⅔% of the voting power of all of the then-outstanding shares of Common Stock, voting together as a single class, to amend certain provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

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

Future offerings of debt or equity securities by us may dilute the economic and voting rights of our existing stockholders or adversely affect the market price of our Common Stock.

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

There can be no assurance that we will be able to maintain compliance with any of the Nasdaq continued listing requirements. If Nasdaq delists our shares of Common Stock from trading on its exchange for failure to meet Nasdaq’s listing requirements, we and our stockholders could face significant material adverse consequences including:

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

To mitigate risk, we utilize (i) firewalls, (ii) anti-malware software, (iii) device and environment monitoring, (iv) device scanning, alerts, and reporting, (v) identity and access management, (vi) physical security, (vii) security and application lifecycle security, (viii) security updates and backups, and (ix) vulnerability and risk assessments.

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

Change and Configuration Management

Our change and configuration management policy and procedures enable the effective management of changes to Information Systems (“Changes”) to ensure the confidentiality and integrity of Information Assets and the continued availability of both the Information Systems and IT services. The policies and procedures apply to all changes to Information Systems managed by the Company or its IT external business partners. Our change and configuration management includes: (i) authorization, (ii) impact assessments, (iii) the use of test environments, (iv) quality and user-acceptance testing, (v) documentation, and (vi) error resolution.

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

We use the following approach to manage risks related to Information Asset protection: (i) identification and classification of Information Assets, (ii) identification and assessment of the threats to those Information Assets and the associated risk based upon impact to the business and the likelihood of their occurrence, (iii) assessment and analysis of risk, and determination of the actions required to lower risks to an acceptable level, (iv) implementation of appropriate controls or management acknowledgment of risk where controls cannot be implemented, (v) continuous monitoring and measuring of risk, (vi) ongoing communication of risks and mitigating actions, and (vii) auditing for compliance.

Governance

Assessing, identifying, and managing cybersecurity related risks are integrated into our overall risk management program. Our CEO, General Counsel, and Vice President of Quality and Technical Operations (“VP of Quality”) directly oversee the development, implementation, operation, and revision of our cybersecurity policies and procedures, and are primarily responsible for the oversight of risks from cybersecurity threats and any security incidents that may occur. These officers have more than 27 years of combined experience in managing IT, operations, and information risk and security. Our VP of Quality has experience developing comprehensive information security programs for organizations, and brings extensive experience in the private sector and is a specialist in IT governance strategies, risk management protocols, and compliance frameworks. All security incidents are managed by our VP of Quality and reported to management, including our CEO, General Counsel, and other personnel based upon the specifics of the incident and its impact. Additionally, if a known or suspected security incident occurs at the Company, based upon its risk classification and if we assess the impact to be critical, the incident is escalated in a timely manner to the Audit Committee of the Board of Directors for oversight of the monitoring, reporting, and response process. The Audit Committee also oversees the implementation of our policies and procedures to prevent or reduce cybersecurity risks on an ongoing basis during the performance of its general committee duties.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on Nasdaq under the symbol “CLNN.”

Holders

As of March 13, 2026, there were 11,778,307 issued and outstanding shares of our Common Stock held by 59 stockholders of record. The number of stockholders of record was determined from the records of our transfer agent and does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our patent-protected, proprietary position affords us the potential to develop a broad and deep pipeline of novel CSN therapeutics to address a range of diseases with high impact on human health. We innovated an electro-crystal-chemistry drug development platform that draws from advances in nanotechnology, plasma and quantum physics, materials science, and biochemistry. Our platform process results in nanocrystals with faceted structures and surfaces that are free of the chemical surface modifications that accompany other production methods. Many traditional methods of nanoparticle synthesis involve the unavoidable deposition of potentially toxic organic residues and stabilizing surfactants on the particle surfaces. Synthesizing stable nanocrystals that are both nontoxic and highly catalytic has overcome this significant hurdle in harnessing transition metal catalytic activity for therapeutic use. Our clean-surfaced nanocrystals exhibit catalytic activities many-fold higher than other commercially available nanoparticles, produced using various techniques, that we have comparatively evaluated.

Our development and clinical efforts are dedicated to revolutionizing the treatment of neurodegenerative diseases to restore and protect neuronal health and function. Our nanotherapeutics target cellular energy impairments that are common to many diseases and we are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly-owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, debt holder, and related party. We anticipate these revenues to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials.

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

The Reverse Recapitalization provided for earn-out payments in the form of shares of Common Stock to be paid if we had achieved certain market-based milestones within three to five years following the Reverse Recapitalization. The earn-out payments were to be paid to certain Clene Nanomedicine stockholders (the “Clene Nanomedicine Contingent Earn-out”) and Tottenham’s sponsor and former officers and directors (the “Initial Stockholders,” and together with the Clene Nanomedicine Contingent Earn-out, the “Contingent Earn-outs”). As of December 31, 2025, the milestones had not been achieved and the Contingent Earn-outs were cancelled.

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

The Reverse Stock Split did not reduce the total number of authorized shares of Common Stock or preferred stock, par value $0.0001 per share (“Preferred Stock”), or change the par values of our Common Stock or Preferred Stock. All outstanding stock options, warrants, rights to restricted stock awards, convertible debt, and contingent earn-out shares entitling their holders to purchase or receive shares of Common Stock were adjusted as a result of the Reverse Stock Split, in accordance with the terms of each such security. In addition, the number of shares reserved for issuance pursuant to our Amended 2020 Stock Plan was also appropriately adjusted. All historical share and per share data for the periods presented in our consolidated financial statements, including for periods ending prior to July 11, 2024, has been adjusted to reflect the 1-for-20 Reverse Stock Split on a retroactive basis as if the Reverse Stock Split occurred as of the earliest period presented.

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In December 2025, we announced the completion of new biomarker analyses for CNM-Au8®. The three analyses were previously recommended by the FDA in late 2024 to strengthen the persuasiveness of CNM-Au8’s effect on neurofilament light (“NfL”) and its relationship to clinical benefit (i.e., effects on survival): (i) NfL change in the National Institutes of Health (“NIH”)-sponsored Expanded Access Program (the “ACT-EAP”), (ii) evaluation of additional disease-relevant biomarkers, and (iii) evaluation of NfL trajectory in placebo participants in the HEALEY ALS Platform Trial who later transitioned to CNM-Au8 in the open-label extension (“OLE”):

●

Statistically significant decrease in NfL levels compared to matched ALS controls across the full analysis set (all evaluable matched participants) in the ACT-EAP. The week 36 area under curve (“AUC”) difference (standard error of the mean) of NfL (Ln(pg/mL)*week) was: –0.0899 (0.0430), p=0.0373, equivalent to a geometric mean ratio (“GMR”) difference of 0.914, 95% CI: 0.840 – 0.995. The effect size was similar to the NfL decline observed in the original double-blind phase of the HEALEY ALS Platform Trial: HEALEY week 24 AUC GMR of 0.901, 95% CI: 0.845 – 0.959, p=0.0013 compared to the ACT-EAP week 24 AUC GMR of 0.911, 95% CI: 0.836 – 0.993, p=0.0339. Multiple pre-specified supportive analyses in the ACT-EAP across the full analysis set at week 24 and week 48 confirmed the robustness of the findings (p<0.05). Pre-specified subgroups showed significant effects in participants including those with an age younger than the median, on background riluzole treatment, and in participants with bulbar onset (p<0.05). In the primary analysis population in non-bulbar onset participants (i.e., predominantly limb onset), the week 36 AUC NfL change was not significant (p=0.2085).

●

Additional disease-relevant biomarker effects on glial fibrillary acidic protein (“GFAP”) were identified with statistically significant declines observed during the double-blind period in the HEALEY ALS Platform Trial (p<0.05) and were highly correlated with NfL change. GFAP is a structural protein in astrocytes. GFAP increase in ALS is a marker of harmful reactive astrogliosis, astrocytic injury, and degenerative processes that contribute to motor neuron loss. High GFAP levels are associated with a statistically significant increase in mortality risk in ALS patients. In comparison, placebo participants demonstrated increases across both NfL and GFAP biomarkers during the 24-week double-blind period. Consistent with these findings, in the matched ACT-EAP population, the magnitude and timing of NfL and GFAP reduction were closely correlated (Pearson’s r>0.85, p<0.0001) demonstrating concordant effects for NfL and GFAP in the HEALEY ALS Platform Trial and ACT-EAP participants.

●

Among placebo-treated participants who transitioned to CNM-Au8 in the HEALEY ALS Platform Trial OLE, NfL trajectories generally showed decline or stabilization compared to increases observed during the double-blind period. With only relatively few ex-placebo participants (n=31), these analyses had limited power, but the relative decline compared to the double-blind period showed comparable GMR differences (OLE week 28 GMR: 0.885, 95% CI: 0.737 – 1.063, p=0.185). These findings are consistent with the NfL effects previously published for CNM-Au8 vs. placebo during the 24-week double-blind period (week 24 GMR difference: 0.905, 95% CI: 0.822 – 0.996, p=0.040).

●

NfL and GFAP biomarker decline is associated with improved survival. Among participants treated in the HEALEY ALS Platform Trial with CNM-Au8 30 mg, participants with the greatest declines across both NfL and GFAP biomarkers during the double-blind period had the largest long-term overall survival improvement relative to all participants treated with CNM-Au8 30 mg (NfL and GFAP average AUC decline < 25th percentile): Cox hazard ratio: 0.191, 95% CI: 0.047 – 0.782, p=0.0210, an 80% reduction in the risk of death compared to Regimen A concurrent controls.

The FDA noted that whether disease-specific biomarkers can serve as a reasonably likely surrogate endpoint for the effects of CNM-Au8 in ALS and whether the magnitude of change observed on NfL or other related disease-specific biomarkers in patients treated with CNM-Au8 can reasonably likely predict clinical benefit for ALS would be a matter of review.

We previously had a Type C meeting with the FDA to review the long-term survival benefit from CNM-Au8 30 mg treatment compared to concurrently randomized controls from Regimen A of the HEALEY ALS Platform Trial. The FDA recommended using the evidence of CNM-Au8 30 mg treatment effects on long-term survival as supportive evidence for the clinical meaningfulness of observed NfL or other disease-specific biomarker changes. The latest survival analyses (April 2025 data cut) in participants originally randomized to CNM-Au8 30 mg in the HEALEY ALS Platform Trial were conducted at intervals of one year (pre-specified OLE timepoint) and beyond using the pre-specified covariate model across two populations: the full analysis set (“FAS”), including all available participant data; and a risk-based balanced population, the comparable risk set (“CRS”), filtered for disease severity by NfL levels (Ln(NfL) ≥ 3.5 and TRICALS risk score) due to imbalances with significantly more low-progression risk patients present in the Regimen A group. CNM-Au8 30 mg treatment demonstrated statistically significant improved survival across both the FAS and CRS populations based on Cox proportional hazard model and restricted mean survival time (“RMST”) analyses:

●	FAS population: 1-year Cox proportional hazard ratio: 0.2723, 95% CI: 0.0961 – 0.7719, p=0.0144, a 73% reduction in risk of death.

●	CRS population: 1-year Cox proportional hazard ratio: 0.229, 95% CI: 0.07 – 0.752, p=0.0151, a 77% reduction in risk of death.

Even the small cohort of placebo-to-CNM-Au8 switchers (n=31, starting treatment approximately 6 months later in disease progression) showed a significant RMST benefit of +30.7 days at 1 year following treatment initiation (95% CI: 7.52 – 53.85, p=0.0094). The FDA also recommended that we conduct further survival analyses comparing Regimen C to other regimens in the HEALEY ALS Platform Trial to strengthen the inference of a survival benefit.

In January 2026, we announced exploratory findings identifying Insulin-like Growth Factor Binding Protein 7 (“IGFBP7”) as an additional pharmacodynamic biomarker of treatment response to CNM-Au8 30 mg from the double-blind period of the HEALEY ALS Platform Trial. IGFBP7 decline was strongly associated with improved survival with responders, defined as a cumulative AUC IGFBP7 reduction during the 24-week double-blind period, demonstrating 78% mortality risk reduction compared to concurrently randomized controls (n=38 of 56 evaluable; HR: 0.22, 95% CI: 0.07–0.71, p=0.012; 3 events in 38 responders vs 28% mortality in controls). IGFBP7 also showed strong, statistically significant correlations with concurrent declines in other disease-relevant biomarkers, including those associated with vascular integrity, synaptic function, protein clearance, and axonal integrity (AUC Week 0-24 change; r=0.50–0.78; all p<0.001). This correlation pattern supports a hypothesized mechanistic pathway linking CNM-Au8’s mechanism of action to IGFBP7-mediated neuroprotection. Independent genetic evidence has found that a variant (rs4242007) associated with decreased IGFBP7 expression was significantly more common in patients with documented ALS reversals compared to typically progressive ALS (Crayle, et al. “Genetic Associations With an Amyotrophic Lateral Sclerosis Reversal Phenotype.” Neurology, 103(4), e209696 (2024)). Together, these data suggest that lower IGFBP7, whether achieved genetically or pharmacologically, may help protect against ALS progression. These findings are exploratory and hypothesis-generating and require prospective confirmation.

The FDA has granted us a Type C in-person meeting, which we expect to be held in the first quarter of 2026, to discuss the statistically significant reductions in NfL and GFAP, the strong associations of biomarker improvements with longer survival in participants treated with CNM-Au8, and to confirm the ability of the Company to file an NDA for ALS under an accelerated approval pathway, with the meeting minutes expected early in the second quarter of 2026. We plan to submit an NDA under an accelerated approval pathway by the end of June 2026, with the planned Phase 3 RESTORE-ALS trial commencing by the end of 2026, contingent on funding, and serving as the post-approval confirmatory study. RESTORE-ALS is designed to investigate the effects of CNM-Au8 on improved survival (primary endpoint) and delayed time to ALS clinical worsening events (secondary efficacy endpoint).

Across over 1,100 participant-years of CNM-Au8 exposure data, treatment with CNM-Au8 continues to demonstrate a safety profile without significant safety concerns or safety trends identified. No serious adverse events have been identified as related to CNM-Au8 treatment by any investigator to date.

Multiple Sclerosis

We met with the FDA in a Type B end of Phase 2 meeting during the third quarter of 2025 to review results from the Phase 2 VISIONARY-MS trial and discuss a planned Phase 3 study focusing on cognition improvement as an adjunct to standard-of-care MS therapies, addressing a critical unmet medical need for people struggling with MS. The FDA aligned with Clene acknowledging the limitations of the Expanded Disability Status Scale, a global measure of MS disease severity, and expressed openness to considering other potential primary endpoints, including cognition, to evaluate broader treatment effects. We plan to work closely with regulatory health authorities from the FDA, European Medicines Agency and other international regulatory bodies, MS experts, and patient representatives to determine the proper path to advance CNM-Au8 into Phase 3 and potential future approval. We also believe that once CNM-Au8 receives regulatory approval in another indication, licensing opportunities for the MS indication will improve.

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

Results of Operations

Our results of operations for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Revenue:
Product revenue	$119	$237	(50)%
Royalty revenue	81	105	(23)%
Total revenue	200	342	(42)%
Operating expenses:
Cost of revenue	43	70	(39)%
Research and development	14,011	20,058	(30)%
General and administrative	9,229	13,307	(31)%
Total operating expenses	23,283	33,435	(30)%
Loss from operations	(23,083)	(33,093)	(30)%
Total other income (expense), net	(3,090)	(6,307)	(51)%
Net loss	$(26,173)	$(39,400)	(34)%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the years ended December 31, 2025 and 2024, changes in product and royalty revenues were due to the timing of purchases and sales of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expense

Research and development expense during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Change
CNM-Au8:
Amyotrophic lateral sclerosis	$5,936	$3,400	75%
Multiple sclerosis	295	239	23%
Parkinsonʼs disease	—	(18)	*
Regulatory activities	484	928	(48)%
General/preclinical/nonclinical	95	375	(75)%
CNM-ZnAg	—	17	*
Unallocated:
Facilities	1,662	1,560	7%
Depreciation	1,351	1,379	(2)%
Manufacturing	805	1,130	(29)%
Research	11	48	(77)%
Equipment	98	116	(16)%
Maintenance	144	264	(45)%
Information technology	324	160	103%
Other	132	85	55%
Personnel	8,210	10,114	(19)%
Stock-based compensation	2,987	3,546	(16)%
Grant revenue as a reduction of research and development expense	(8,523)	(3,285)	159%
Total research and development	$14,011	$20,058	(30)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

an increase in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) an increase in expenses related to our ALS clinical programs, including our ACT-EAP due to higher enrollment in the EAP, and an increase in expenses for planning activities for our RESTORE ALS clinical trial; partially offset by a decrease in expenses related to the HEALEY ALS Platform Trial and RESCUE-ALS due to the previous completion of the blinded portion and open-label extensions of each trial, and a decrease in expenses related to our two ongoing EAPs with Massachusetts General Hospital; (B) an increase in expenses related to our MS clinical programs due to full enrollment of the second dosing cohort of REPAIR-MS, which concluded in September 2025, and an increase in expenses for our MS EAP which began enrollment in September 2024, partially offset by a decrease in expenses related to VISIONARY-MS and its long-term extension due to the completion of the studies; (C) a decrease in expenses for regulatory activities primarily driven by lower expenses related to our ongoing FDA discussions and NDA submission-related activities; and (D) a decrease in preclinical, nonclinical, and other general CNM-Au8-related expenses;

(ii)

a decrease in unallocated expenses, primarily due to: (A) a decrease in manufacturing expenses due to the conclusion of various clinical programs, partially offset by increased manufacturing expenses to support higher enrollment in our ongoing EAPs, (B) a decrease in expenses related to general research activities with external vendors and consultants, and (C) a decrease in maintenance expenses related to equipment and facilities; partially offset by (D) an increase in facility costs such as rent and utilities and (E) an increase in information technology-related expenses;

(iii)	a decrease in personnel expenses, primarily due to cost-saving initiatives and a decrease in expenses for manufacturing personnel due to the conclusion of various clinical programs;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel; and

(v)

an increase in grant revenue, which is recorded as a reduction to research and development expense, due to an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses, partially offset by a decrease in grant revenue related to our REPAIR-MS clinical trial due to the conclusion of the second dosing cohort.

General and Administrative Expenses

General and administrative expense during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Insurance	$725	$822	(12)%
Legal	504	822	(39)%
Finance and accounting	1,013	761	33%
Public and investor relations	343	662	(48)%
Facilities	119	119	0%
Depreciation	144	266	(46)%
Information technology	152	300	(49)%
Personnel	2,874	4,177	(31)%
Stock-based compensation	3,395	4,407	(23)%
Grant revenue as a reduction of general and administrative expense	(358)	(147)	144%
Other	318	1,118	(72)%
Total general and administrative	$9,229	$13,307	(31)%

The change in general and administrative expense was primarily due to the following:

(i)	a decrease in insurance fees, primarily due to our directors’ and officers’ insurance;

(ii)

a decrease in legal fees, primarily due to a decrease in fees related to intellectual property, regulatory activities, and other general corporate legal fees; partially offset by an increase in legal fees related to financing and fundraising;

(iii)	an increase in finance and accounting fees, primarily due to an increase in audit and tax fees and fees from consultants, advisors, and other financial vendors;

(iv)	a decrease in fees related to our public and investor relations efforts;

(v)	a decrease in depreciation expense due to certain assets reaching the end of their depreciable life;

(vi)

a decrease in information technology-related expenses, primarily due to a decrease in software license fees; partially offset by an increase in expenses related to maintenance, subscriptions, security services;

(vii)	a decrease in personnel expenses, primarily due to cost-saving initiatives;

(viii)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel;

(ix)

an increase in grant revenue, recorded as a reduction to general and administrative expense, due to an increase in enrollment and study operations in the ACT-EAP which resulted in higher reimbursable expenses; and

(x)

a decrease in other expenses due to a decrease in expenses related to lobbying activities, consulting, postage, office equipment and supplies, and other miscellaneous expenses; partially offset by an increase in continuing education and travel expenses.

Total Other Income (Expense), Net

Total other income (expense), net, during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Interest income	$223	$865	(74)%
Interest expense	(2,682)	(4,064)	(34)%
Loss on extinguishment of notes payable	—	(214)	*
Issuance costs for common stock warrant liabilities	—	(157)	*
Loss on initial issuance of equity	—	(2,097)	*
Change in fair value of common stock warrant liabilities	(522)	(702)	(26)%
Change in fair value of derivative liabilities	(363)	(379)	(4)%
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	75	*
Change in fair value of Initial Stockholders contingent earn-out liability	—	10	*
Research and development tax credits and unrestricted grants	254	357	(29)%
Other expense, net	—	(1)	*
Total other income (expense), net	$(3,090)	$(6,307)	(51)%

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash and cash equivalents and lower interest rates in 2025;

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

(iv)	issuance costs from public equity offerings allocated to liability-classified warrants during the year ended December 31, 2024;

(v)	a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering during the year ended December 31, 2024;

(vi)

a loss from the changes in fair value of common stock warrant liabilities during the years ended December 31, 2025 and 2024. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(vii)

a loss from the change in fair value of derivative liabilities separated from our senior secured convertible promissory notes during the years ended December 31, 2025 and 2024. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(viii)

a gain from the change in fair value of the Clene Nanomedicine Contingent Earn-out liability and Initial Stockholders Contingent Earn-out liability. The changes in fair value were due to changes in price of our Common Stock on Nasdaq and updates in valuation model assumptions; and

(ix)	a decrease in research and development tax credits and unrestricted grants due to changes in the amount of qualifying research and development expenses incurred.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.50%. As of December 31, 2025 and 2024, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the years ended December 31, 2025 and 2024. We recorded other income of $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, for research and development tax credits pertaining to Clene Australia for the 2025 and 2024 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the years ended December 31, 2025 and 2024. Clene Netherlands had no taxable income or provision for income taxes for the years ended December 31, 2025 and 2024.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $195.7 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $71.1 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from the Reverse Recapitalization;

●	gross proceeds of $10.1 million from refundable research and development tax credits;

●	gross proceeds of $15.8 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $23.1 million and $33.1 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $308.3 million and $282.1 million as of December 31, 2025 and 2024. Our cash and cash equivalents totaled $5.2 million and $12.2 million as of December 31, 2025 and 2024, respectively, and net cash used in operating activities was $18.5 million and $21.3 million for the years ended December 31, 2025 and 2024, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the year ended December 31, 2025, we generated $10.6 million of gross proceeds from our equity distribution agreement and $1.5 million from the issuance of senior secured convertible promissory notes (see Note 8 to the consolidated financial statements). Subsequent to December 31, 2025, we generated $6.0 million of gross proceeds from the issuance of common stock and warrants in a registered direct offering. While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Firm commitments for funds include approximately $1.2 million of payments under operating lease obligations, payment of principal and interest on notes payable and convertible notes payable totaling $5.3 million, and a commitment for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $3.9 million of payments under operating lease obligations, and interest and principal repayment of notes payable and convertible notes payable of $15.9 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(18,546)	$(21,326)
Net cash provided by (used in) investing activities	(39)	6,316
Net cash provided by (used in) financing activities	11,518	(1,529)
Effect of foreign exchange rate changes on cash	101	(127)
Net decrease in cash, cash equivalents and restricted cash	$(6,966)	$(16,666)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $18.5 million for the year ended December 31, 2025, which resulted from a net loss of $26.2 million, adjusted for non-cash items totaling $11.0 million and a net change in operating assets and liabilities of $3.4 million. Significant non-cash items included: (i) depreciation expense of $1.5 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.6 million, (iii) stock-based compensation expense of $6.4 million, (iv) accretion of debt discount of $1.0 million, (v) non-cash interest expense on notes payable of $0.6 million, (vi) a change in fair value of our common stock warrant liabilities of $0.5 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (vii) a change in fair value of our derivative liabilities of $0.4 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (i) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $0.3 million due to the timing of vendor invoicing and payments, (ii) a decrease in prepaid expenses and other current assets of $0.1 million due to (A) a decrease in prepaid clinical and CRO expenses from the timing of ACT-EAP invoicing, payments, and reimbursements, partially offset by (B) an increase in metals to be used in research and development due to the timing of invoicing, payments, and deliveries from suppliers, and (C) an increase in research and development tax credits receivable due to the timing of refund payments, (iii) a decrease in accrued liabilities of $2.2 million primarily due to (A) a decrease in accrued compensation and benefits resulting from payments of deferred employee bonuses in cash and equity, (B) a decrease in deferred grants due to satisfaction of grant conditions or performance obligations, and (C) a decrease in accrued CRO and clinical fees due to the timing of invoicing and payments, and (iv) a decrease in operating lease obligations of $1.0 million.

Net cash used in operating activities was $21.3 million for the year ended December 31, 2024, which resulted from a net loss of $39.4 million, adjusted for non-cash items totaling $14.9 million and a net change in operating assets and liabilities of $3.2 million. Significant non-cash items included: (i) depreciation expense of $1.6 million relating to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.5 million, (iii) issuance costs of $0.2 million from a public equity offering allocated to liability-classified warrants, (iv) a loss on initial issuance of equity of $2.1 million from the fair value in excess of proceeds from a public equity offering, (v) stock-based compensation expense of $8.0 million, (vi) a loss on extinguishment of notes payable of $0.2 million from the repayment in full of the 2021 Avenue Loan, (vii) a loss on disposal of property and equipment of $0.2 million, (viii) accretion of debt discount of $1.1 million, (ix) non-cash interest income on marketable securities of $0.2 million, (x) non-cash interest expense on notes payable of $0.1 million due to amortization of debt discounts on notes payable, (xi) a change in fair value of our common stock warrant liabilities of $0.7 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, (xii) a change in fair value of our derivative liabilities of $0.4 million due to changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs, and (xiii) a change in fair value of the Clene Nanomedicine and Initial Stockholders Contingent Earn-outs of $0.1 million and $10,000, respectively, due to the changes in the price of our Common Stock on Nasdaq and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (I) a decrease in accounts receivable of $0.1 million and a decrease in accounts payable of $0.3 million due to the timing of vendor invoicing and payments, (ii) an increase in prepaid expenses and other current assets of $0.2 million due to the timing of vendor invoicing and payments, the timing of receipt of metals to be used in research and development, and an increase in prepaid ACT-EAP expenses, partially offset by a decrease in research and development tax credits receivable, (iii) an increase in accrued liabilities of $4.0 million primarily due to increased accrued compensation and benefits, increased deferred grants, and an increase in accrued CRO and clinical fees, partially offset by a decrease in other miscellaneous accrued liabilities, and (iv) a decrease in operating lease obligations of $0.4 million.

Investing Activities

Net cash used in investing activities was $39,000 for the year ended December 31, 2025, which consisted of purchases of property and equipment. Net cash provided by investing activities was $6.3 million for year ended December 31, 2024, which consisted of proceeds from maturities of marketable securities of $12.5 million, partially offset by purchases of marketable securities of $6.2 million and purchases of property and equipment of $15,000.

Financing Activities

Net cash provided by financing activities was $11.5 million for the year ended December 31, 2025, which consisted of proceeds from the issuance of common stock of $10.4 million and proceeds from the issuance of debt and derivative liabilities of $1.5 million, partially offset by payments of notes payable principal of $0.4 million.

Net cash used in financing activities was $1.5 million for the year ended December 31, 2024, which consisted of payments of notes payable principal of $20.8 million due to principal repayments and the ultimate payoff of the 2021 Avenue Loan and payments of finance lease obligations of $27,000, partially offset by proceeds from the exercise of stock options of $0.1 million, proceeds from the issuance of common stock, warrants, and pre-funded warrants, net of offering costs, of $9.2 million, and proceeds from the issuance of notes payable and convertible notes payable of $9.9 million.

Public Offerings

In October 2024, pursuant to a placement agency agreement with Canaccord Genuity LLC (“Canaccord”), we sold 725,000 shares of Common Stock and pre-funded warrants to purchase up to 17,626 shares of Common Stock at an exercise price of $0.001 per share. The aggregate gross proceeds were approximately $3.5 million, excluding the proceeds, if any, from the exercise of the pre-funded warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective by the Securities and Exchange Commission (“SEC”) on April 26, 2022 (the ”2022 S-3”), and a related prospectus supplement. Additionally, in separate, concurrent private placements, we also sold 379,930 shares of Common Stock, pre-funded warrants to purchase up to 424,358 shares of Common Stock at an exercise price of $0.001 per share, and warrants to purchase up to 1,546,914 shares of Common Stock at an exercise price of $4.82 per share. The aggregate gross proceeds from the private placements were approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities, and excludes the proceeds, if any, from the exercise of the warrants and pre-funded warrants.

Common Stock Sales Agreement

During the years ended December 31, 2025 and 2024, we sold 2,300,804 and 504,292 shares of Common Stock, respectively, under our April 2022 equity distribution agreement (the “2022 ATM Agreement”) and April 2025 equity distribution agreement (the “2025 ATM Agreement,” and collectively with the 2022 ATM Agreement, the “ATM Agreements”) with Canaccord, generated gross proceeds of $10.6 million and $2.7 million, respectively, and paid commissions of $0.2 million and $0.1 million, respectively. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our 2022 S-3, which expired on April 26, 2025, and a related prospectus supplement. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025, and a related prospectus supplement.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified the 2022 DHCD Loan as convertible notes payable in the consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of December 31, 2025 and 2024, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the senior secured convertible promissory notes (the “SSCP Notes”) as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the SSCP Notes as liabilities measured at their amortized cost, with carrying values of (i) $9.3 million and $8.6 million for the 2024 SSCP Notes as of December 31, 2025 and 2024, respectively, and (ii) $1.4 million for the 2025 SSCP Notes as of December 31, 2025.

We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The change in fair value of the SSCPN Derivative Liabilities resulted in a loss of $0.4 million and a loss of $0.4 million during the years ended December 31, 2025 and 2024, respectively.  We estimate the fair value of the SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of (i) a change of control transaction, (ii) dissolution of the Company, or (iii) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	August 13,	August 13,	December 31,
	2025	2025(1)	2025(2)	2024(3)
Expected stock price volatility	107.30%	96.30%	89.20%	101.50%
Discount rate	19.00%	21.00%	21.00%	12.00%
Risk-free interest rate	3.50% – 3.60%	3.80% – 4.10%	3.90% – 4.10%	4.20%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.38 – 1.12	0.47 – 1.50	0.44 – 0.85	0.50 – 1.47
Probability of change of control	20.00%	20.00%	20.00%	10.00%
Probability of dissolution	35.00%	45.00%	45.00%	45.00%
Probability of held to maturity	45.00%	35.00%	35.00%	45.00%

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

Pursuant to amendments to the 2021 Avenue Loan in June 2023 and September 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a loss of $51,000 and a loss of $49,000 during the years ended December 31, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) held to expiration. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2025	2024
Expected stock price volatility	104.40% – 119.00%	100.20% – 101.40%
Risk-free interest rate	3.50% – 3.60%	4.20% – 4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 2.50	0.75 – 3.50
Probability of change of control	20.00%	10.00%
Probability of dissolution	35.00%	45.00%
Probability of held to expiration	45.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share (the “Tranche A Warrants”). The change in fair value of the Tranche A Warrants resulted in a gain of $0.3 million and a gain of $0.6 million during the years ended December 31, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) FDA acceptance of an NDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2025	2024
Expected stock price volatility	124.00%	97.80% – 101.90%
Risk-free interest rate	3.60%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.46	0.71 – 1.46
Probability of NDA acceptance before warrant expiration	0.00%	20.00%
Probability of fundamental transaction before warrant expiration	0.00%	10.00%
Probability of dissolution before warrant expiration	35.00%	45.00%
Probability of held to expiration	65.00%	25.00%

Pursuant to a registered direct public offering in October 2024, we issued warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share (the “2024 Common Warrants”). The change in fair value of the 2024 Common Warrants resulted in a loss of $0.8 million and a loss of $1.3 million   during the years ended December 31, 2025 and 2024, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) dissolution of the Company and (ii) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2025	2024
Expected stock price volatility	104.30%	107.50%
Risk-free interest rate	3.60%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.75	4.75
Probability of dissolution	35.00%	45.00%
Probability of held to expiration	65.00%	55.00%

Income Taxes

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process to (i) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent results of operations. If we determine that we would be able to realize any deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The estimation of these factors requires significant judgment. Based on our evaluation of these factors, we have not recorded income tax benefits for the net operating losses or for research and development tax credits or other deferred tax assets due to uncertainty of realizing benefits from these items.

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable valuation inputs were as follows:

	Year Ended December 31,
	2025	2024
Expected stock price volatility	90.97% – 110.25%	97.78% – 111.49%
Risk-free interest rate	3.66% – 4.24%	3.52% – 4.58%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.25	5.00 – 10.00

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clene Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clene Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Amendment of 2024 Senior Secured Convertible Promissory Notes — Refer to Notes 2, 8, and 12 to the financial statements

Critical Audit Matter Description

In December 2024, the Company issued senior secured convertible promissory notes (“2024 SSCP Notes”) which were amended in August 2025 (the “2024 SSCPN Amendment”). The 2024 SSCPN Amendment was accounted for as a troubled debt restructuring. The Company recorded debt issuance costs of $0.7 million as debt discount at the date of the 2024 SSCPN Amendment with no restructuring gain required to be recognized as the future cash payments were greater than the carrying amount of the 2024 SSCP Notes. The Company’s accounting assessment of the 2024 SSCPN Amendment involved challenging, subjective, and complex judgments, including estimates of the fair value of the related derivative liabilities (“SSCPN Derivative Liabilities”) using a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of certain events.

Therefore, auditing the accounting assessment of the 2024 SSCPN Amendment involved a higher degree of judgment and subjectivity, including the involvement of internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting assessment of the 2024 SSCPN Amendment included the following:

●

We evaluated the terms of the underlying agreement and assessed the appropriateness of the Company’s accounting for the 2024 SSCPN Amendment in conformity with accounting principles generally accepted in the United States of America.

●

With the assistance of internal fair value specialists, we evaluated the estimates of the fair value of the SSCPN Derivative Liabilities by developing an independent range of fair value estimates and comparing those to the estimates selected by management and assessing the reasonableness of the probability weights for the occurrence of certain events selected by management by ensuring the probabilities were consistent with probability weights in other Company valuations, internal communications to management and the Board of Directors, and information from Company press releases.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 17, 2026

We have served as the Company’s auditor since 2021.

CLENE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,189	$12,155
Accounts receivable	—	64
Inventory	37	68
Prepaid expenses and other current assets	3,751	3,870
Total current assets	8,977	16,157
Restricted cash	58	58
Operating lease right-of-use assets	3,073	3,643
Property and equipment, net	6,023	7,479
TOTAL ASSETS	$18,131	$27,337

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$892	$1,240
Accrued liabilities	5,002	7,766
Operating lease obligations, current portion	808	926
Notes payable, current portion	1,696	359
Convertible notes payable, current portion	2,378	—
Total current liabilities	10,776	10,291
Operating lease obligations, net of current portion	3,250	4,132
Notes payable, net of current portion	3,741	4,610
Convertible notes payable	9,800	10,816
Common stock warrant liabilities	5,063	4,541
Derivative liabilities	3,093	1,804
TOTAL LIABILITIES	35,723	36,194
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 600,000,000 shares authorized; 10,849,974 and 8,089,565 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	290,531	273,194
Accumulated deficit	(308,296)	(282,123)
Accumulated other comprehensive income	172	71
TOTAL STOCKHOLDERS’ DEFICIT	(17,592)	(8,857)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,131	$27,337

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$119	$237
Royalty revenue	81	105
Total revenue	200	342
Operating expenses:
Cost of revenue	43	70
Research and development	14,011	20,058
General and administrative	9,229	13,307
Total operating expenses	23,283	33,435
Loss from operations	(23,083)	(33,093)
Other income (expense), net:
Interest income	223	865
Interest expense	(2,682)	(4,064)
Loss on extinguishment of notes payable	—	(214)
Issuance costs for common stock warrant liabilities	—	(157)
Loss on initial issuance of equity	—	(2,097)
Change in fair value of common stock warrant liabilities	(522)	(702)
Change in fair value of derivative liabilities	(363)	(379)
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	75
Change in fair value of Initial Stockholders contingent earn-out liability	—	10
Research and development tax credits and unrestricted grants	254	357
Other expense, net	—	(1)
Total other income (expense), net	(3,090)	(6,307)
Net loss before income taxes	(26,173)	(39,400)
Income tax expense	—	—
Net loss	$(26,173)	$(39,400)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$—	$(1)
Foreign currency translation adjustments	101	(127)
Total other comprehensive income (loss)	101	(128)
Comprehensive loss	$(26,072)	$(39,528)

Net loss per share – basic and diluted	$(2.65)	$(5.67)
Weighted average common shares used to compute basic and diluted net loss per share	9,858,907	6,954,133

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	6,421,084	$1	$255,913	$(242,723)	$199	$13,390
Issuance of common stock	1,609,222	—	7,310	—	—	7,310
Issuance of equity-classified pre-funded warrants	—	—	1,894	—	—	1,894
Exercise of stock options	41,090	—	124	—	—	124
Exercise of pre-funded warrants	17,626	—	—	—	—	—
Stock-based compensation expense	—	—	7,953	—	—	7,953
Issuance of common stock upon vesting of restricted stock awards	543	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Net loss	—	—	—	(39,400)	—	(39,400)
Balances at December 31, 2024	8,089,565	$1	$273,194	$(282,123)	$71	$(8,857)
Issuance of common stock	2,336,115	—	10,510	—	—	10,510
Cashless exercise of pre-funded warrants	424,294	—	—	—	—	—
Stock-based compensation expense	—	—	6,382	—	—	6,382
Issuance of stock options as payment of bonus liability	—	—	445	—	—	445
Foreign currency translation adjustment	—	—	—	—	101	101
Net loss	—	—	—	(26,173)	—	(26,173)
Balances at December 31, 2025	10,849,974	$1	$290,531	$(308,296)	$172	$(17,592)

See accompanying notes to the consolidated financial statements.

CLENE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,173)	$(39,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,495	1,645
Non-cash lease expense	571	524
Issuance costs for common stock warrant liabilities	—	157
Loss on initial issuance of equity	—	2,097
Issuance of common stock as payment of outstanding indebtedness	8	—
Change in fair value of common stock warrant liabilities	522	702
Change in fair value of derivative liabilities	363	379
Change in fair value of Clene Nanomedicine contingent earn-out liability	—	(75)
Change in fair value of Initial Stockholders contingent earn-out liability	—	(10)
Stock-based compensation expense	6,382	7,953
Loss on extinguishment of notes payable	—	214
Loss on disposal of property and equipment	—	154
Accretion of debt discount	1,027	1,140
Non-cash interest income on marketable securities	—	(153)
Non-cash interest expense on notes payable	612	136
Changes in operating assets and liabilities:
Accounts receivable	64	79
Inventory	31	(31)
Prepaid expenses and other current assets	119	(198)
Accounts payable	(348)	(264)
Accrued liabilities	(2,219)	4,046
Operating lease obligations	(1,000)	(421)
Net cash used in operating activities	(18,546)	(21,326)
Cash flows from investing activities:
Purchases of marketable securities	—	(6,169)
Proceeds from maturities of marketable securities	—	12,500
Purchases of property and equipment	(39)	(15)
Net cash provided by (used in) investing activities	(39)	6,316
Cash flows from financing activities:
Proceeds from exercise of stock options	—	124
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of offering costs	10,402	9,243
Proceeds from the issuance of debt and derivative liabilities	1,500	9,924
Payments of notes payable	(384)	(20,793)
Payments of finance lease obligations	—	(27)
Net cash provided by (used in) financing activities	11,518	(1,529)
Effect of foreign exchange rate changes on cash and restricted cash	101	(127)
Net decrease in cash, cash equivalents and restricted cash	(6,966)	(16,666)
Cash, cash equivalents and restricted cash – beginning of period	12,213	28,879
Cash, cash equivalents and restricted cash – end of period	$5,247	$12,213

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,189	$12,155
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$5,247	$12,213

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as payment of outstanding indebtedness	$108	$—
Derivative liability recorded upon debt modification	$687	$67
Derivative liability recorded upon debt issuance	$239	$—
Common stock warrant liability recorded upon public stock offering	$—	$2,291
Issuance of stock options as payment of bonus liability	$445	$—
Supplemental cash flow information:
Cash paid for interest expense	$1,043	$2,613

See accompanying notes to the consolidated financial statements.

CLENE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business

Clene Inc. (the “Company,” “we,” “us,” or similar such references) is a clinical-stage pharmaceutical company pioneering the discovery, development, and commercialization of novel clean-surfaced nanotechnology therapeutics. We have developed an electro-crystal-chemistry drug development platform that enables production of concentrated, stable, highly active, clean-surfaced nanocrystal suspensions. We have multiple drug assets currently in development for applications primarily in neurology. Our efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). Our patented electro-crystal-chemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents. Dietary supplements are marketed and distributed through our wholly-owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, debt holder, and related party (see Note 15).

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

Going Concern

We incurred a loss from operations of $23.1 million and $33.1 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $308.3 million and $282.1 million as of  December 31, 2025 and 2024. Our cash and cash equivalents totaled $5.2 million and $12.2 million as of December 31, 2025 and 2024, respectively, and net cash used in operating activities was $18.5 million and $21.3 million for the years ended December 31, 2025 and 2024, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the year ended December 31, 2025, we generated $10.6 million of gross proceeds from our equity distribution agreement and $1.5 million from the issuance of senior secured convertible promissory notes (see Note 8). Subsequent to  December 31, 2025, we generated $6.0 million of gross proceeds from the issuance of common stock and warrants in a registered direct offering. While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $23,000 in raw materials and $14,000 in finished goods as of December 31, 2025, and $53,000 in raw material and $15,000 in finished goods as of December 31, 2024. Inventory relates to our dietary supplement products.

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

Impairment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets. If an impairment review is performed to evaluate an asset group for recoverability, we compare the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. We did not record any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

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

Deferred Offering Costs

We capitalize certain third-party legal, accounting, and other fees that are directly associated with in-process equity financings until such financings are completed. After completion of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should any in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of  December 31, 2025 and 2024, we did not have any deferred offering costs.

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

Contingent Earn-Out Liabilities

The Reverse Recapitalization provided for earn-out payments in the form of shares of Common Stock to be paid if we had achieved certain market-based milestones within three to five years following the Reverse Recapitalization. The earn-out payments were to be paid to certain Clene Nanomedicine stockholders (the “Clene Nanomedicine Contingent Earn-out”) and Tottenham’s sponsor and former officers and directors (the “Initial Stockholders,” and together with the Clene Nanomedicine Contingent Earn-out, the “Contingent Earn-outs”). In accordance with ASC 815, the Contingent Earn-outs were not indexed to our own stock and were accounted for as a liability and subsequently remeasured to fair value at each reporting date, with changes recorded as a component of other income (expense), net. As of December 31, 2024, the Contingent Earn-outs had no value as determined using a Monte Carlo valuation model in order to simulate the future path of our stock price over the earn-out periods. As of  December 31, 2025, the milestones had not been achieved and the Contingent Earn-outs were cancelled.

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

Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver, and which performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. We typically satisfy our performance obligations via delivery of dietary supplements to the customer. Payments are due upon receipt for commercial transactions, or a prepayment is collected for online retail sales. Our revenue during the years ended December 31, 2025 and 2024 was comprised of sales of dietary supplements and royalties from sales of dietary supplements.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development or general and administrative expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses totaling $8.5 million and $3.3 million during the years ended December 31, 2025 and 2024, respectively. We recognized grant funding as a reduction of general and administrative expenses totaling $0.4 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with New York University (“NYU”) as prime awardee (formerly Columbia University), and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8® treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. Subawards are awarded annually and subaward funds are paid to us as reimbursement for expenditures to support the ACT-EAP. Subawards for the first, second, and third year of the ACT-EAP totaled $7.3 million, $8.0 million, and $8.0 million, respectively. We recognized grant revenue totaling $8.6 million and $3.0 million during the years ended December 31, 2025 and 2024, respectively, which we recognized as a reduction of research and development and general and administrative expenses.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent results of operations. If we determine that we would be able to realize any deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process to (i) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations and comprehensive loss. Any accrued interest and penalties related to uncertain tax positions will be reflected as liabilities in the consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires incremental income tax disclosures that increase the transparency and usefulness of income tax disclosures, including that public entities disclose specific categories and greater disaggregation within the tax rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The guidance is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 prospectively effective January 1, 2025. The adoption impacted the presentation and disclosure of income taxes (see Note 10) but did not have a material impact on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes authoritative guidance on how to recognize, measure, and present government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of ASU 2025-10.

Note 3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2025 were as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$2,211	$—	$—	$2,211
Total cash equivalents	2,211	—	—	2,211
Cash	2,978	—	—	2,978
Total cash and cash equivalents	$5,189	$—	$—	$5,189

Cash and cash equivalents as of  December 31, 2024 were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (contractual maturity within 90 days):
Money market funds	$7,002	$—	$—	$7,002
Total cash equivalents	7,002	—	—	7,002
Cash	5,153	—	—	5,153
Total cash and cash equivalents	$12,155	$—	$—	$12,155

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Metals to be used in research and development	$2,736	$1,849
Prepaid clinical and CRO expenses	286	1,557
Research and development tax credits receivable	590	327
Other	139	137
Total prepaid expenses and other current assets	$3,751	$3,870

Note 5. Property and Equipment, Net

Property and equipment, net, as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Lab equipment	$3,466	$3,437
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,298	1,298
	15,384	15,355
Less accumulated depreciation	(9,361)	(7,876)
Total property and equipment, net	$6,023	$7,479

Depreciation expense recorded in research and development expense and general and administrative expense during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
General and administrative	$144	$266
Research and development	1,351	1,379
Total depreciation expense	$1,495	$1,645

Note 6. Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$3,136	$4,079
Deferred grants	1,507	2,665
Accrued CRO and clinical fees	198	771
Other	161	251
Total accrued liabilities	$5,002	$7,766

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

As of December 31, 2025 and 2024, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 4.6 years and 5.5 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of December 31, 2025 was as follows:

(in thousands)	Operating Leases
2026	$1,161
2027	1,133
2028	1,093
2029	649
2030	623
Thereafter	422
Total minimum lease payments	5,081
Less amount representing interest/discounting	(1,023)
Present value of minimum lease payments	4,058
Less lease obligations, current portion	(808)
Lease obligations, net of current portion	$3,250

Components of Lease Cost

The components of lease costs for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Finance lease amortization	$—	$69
Operating lease costs	1,018	1,019
Short-term lease costs	2	2
Variable lease costs	318	231
Total lease costs	$1,338	$1,321

Supplemental Cash Flow Information

	Year Ended December 31,
(in thousands)	2025	2024
Operating cash flows from operating leases	$(1,338)	$(1,252)
Financing cash flows from finance leases	$—	$(27)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of December 31, 2025 and 2024 were as follows:

	Stated	December 31,	December 31,
(in thousands, except interest rates)	Interest Rate	2025	2024
Notes payable:
Cecil County, Maryland (commenced April 2019)	8.00%	$154	$146
Maryland DHCD (commenced February 2019)	8.00%	774	734
Maryland DHCD (commenced May 2022)	6.00%	736	1,083
Senior Secured Promissory Notes (commenced December 2024)	12.00%	3,678	3,537
Senior Secured Promissory Notes (commenced August 2025)	12.00%	595	—
		5,937	5,500
Unamortized discount and debt issuance costs		(500)	(531)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(1,696)	(359)
Notes payable, net of current portion		$3,741	$4,610

Convertible notes payable:
Maryland DHCD (commenced December 2022)	6.00%	$5,312	$5,312
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	6,832	6,500
Senior Secured Convertible Promissory Notes (commenced August 2025)	12.00%	975	—
		13,119	11,812
Unamortized discount and debt issuance costs		(941)	(996)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		(2,378)	—
Convertible notes payable		$9,800	$10,816

Our interest expense on notes payable and convertible notes payable for the years ended  December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Interest expense on notes payable:
Coupon interest	$544	$2,120
Amortization of debt discount and issuance costs	359	1,145
Total interest expense on notes payable	903	3,265

Interest expense on convertible notes payable:
Coupon interest	1,111	629
Amortization of debt discount and issuance costs	668	170
Total interest expense on convertible notes payable	1,779	799

Total interest expense on notes payable and convertible notes payable	$2,682	$4,064

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Cecil County, Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan established “Phantom Shares” based on 1,199 shares of Common Stock. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of December 31, 2025 and 2024, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan established “Phantom Shares” based on 5,995 shares of Common Stock. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) the Phantom Shares multiplied by the closing price of our Common Stock on Nasdaq on the trading day prior to the maturity date. As of December 31, 2025 and 2024, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the Phantom Shares.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). We drew a total of $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of  December 31, 2025 and 2024, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of  December 31, 2025 and 2024, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $0.1 million as a debt discount. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing VWAP of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. The effective interest rate is 5.99%.

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

Avenue had the right to convert up to $5.0 million of principal into Common Stock (the “Avenue Conversion Feature”), which expired in May 2024 and was not exercised. During the year ended  December 31, 2024, the effective interest rate was 17.56%.

At the inception of the 2021 Avenue Loan, we issued a warrant to Avenue to purchase Common Stock (the “2021 Avenue Warrant”). A portion of the net proceeds at issuance of the 2021 Avenue Loan were allocated to the 2021 Avenue Warrant in an amount equal to its fair value of $1.5 million and were recorded as a debt discount. Pursuant to the Second Amendment, the 2021 Avenue Warrant was cancelled and a new warrant to purchase 150,000 shares of Common Stock was issued (the “2023 Avenue Warrant”). At issuance, the 2023 Avenue Warrant was recorded as a liability and debt discount in amount equal to its fair value of $0.7 million. The Second Amendment, including the revised terms, cancellation of the 2021 Avenue Warrant, and issuance of the 2023 Avenue Warrant was accounted for as a debt modification. Additionally, pursuant to the Third Amendment, the exercise price of the 2023 Avenue Warrant was reduced from $16.00 per share to $4.6014 per share, with the resulting change in fair value of $0.1 million recorded as a debt discount. The Third Amendment was accounted for as a debt modification that also met the requirements as a troubled debt restructuring under ASC 470, Debt (“ASC 470”), with no restructuring gain required to be recognized as the future cash payments were greater than the carrying amount of the 2021 Avenue Loan.

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%, which we amended in August 2025 (the “2024 SSCPN Amendment”). The 2024 SSCP Notes were sold to related parties, including: (i) an entity controlled by a member of our board of directors, (ii) 4Life, and (iii) an entity controlled by the chairman of 4Life who is also a board member of a subsidiary of Clene. We first used the 2024 SSCP Note proceeds to satisfy our obligations under the 2021 Avenue Loan. Pursuant to the 2024 SSCPN Amendment, the maturity date of the 2024 SSCP Notes was extended to the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. Payments were interest-only for the first 12 months, and, pursuant to the 2024 SSCPN Amendment, interest will be capitalized monthly and added to the balance of the 2024 SSCP Notes beginning in August 2025. Pursuant to the 2024 SSCPN Amendment, monthly payments totaling $1.0 million per month will commence in September 2026 and continue until the maturity date and will be applied pro rata to principal and any accrued interest. We recorded debt issuance costs of $1.5 million as a debt discount at the issuance date and an additional $0.7 million at the date of the 2024 SSCPN Amendment. As of  December 31, 2025 and 2024, the balance of accrued and unpaid interest was $0.5 million and $37,000, respectively, and is recorded as part of the carrying amount of the 2024 SSCP Notes. The 2024 SSCPN Amendment was accounted for as a troubled debt restructuring under ASC 470, with no restructuring gain required to be recognized as the future cash payments were greater than the carrying amount of the 2024 SSCP Notes.

In August 2025, we entered into a note purchase agreement pursuant to which we sold senior secured convertible promissory notes (the “2025 SSCP Notes,” and together with the 2024 SSCP Notes, the “SSCP Notes”) in a principal amount totaling $1.5 million and bearing interest at an annual rate of 12.00%. The 2025 SSCP Notes mature on the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. Interest will be capitalized monthly and added to the balance of the 2025 SSCP Notes. Monthly payments totaling $150,000 per month will commence in September 2026 and continue until the maturity date and will be applied pro rata to principal and any accrued interest. We recorded debt issuance costs of $0.2 million as a debt discount. As of  December 31, 2025, the balance of accrued and unpaid interest was $0.1 million and is recorded as part of the carrying amount of the notes.

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

The holders of SSCP Notes may, in their sole discretion, convert up to (i) 65% of the outstanding balance of principal and accrued interest of the 2024 SSCP Notes into the number of shares of our Common Stock equal to the amount to be converted divided by (A) $5.668 for principal or (B) $4.44 for accrued interest, and (ii) 65% of the outstanding principal balance of the 2025 SSCP Notes into the number of shares of our Common Stock equal to the amount to be converted divided by $4.44 (the “SSCPN Conversion Feature”). Notwithstanding, in the event a holder declines to convert its pro rata share, the remaining holders may convert additional amounts, provided that no aggregate converted amount exceeds (i) 65% of the outstanding balance of principal and accrued interest for the 2024 SSCP Notes or (ii) $975,000 for the 2025 SSCP Notes. In the event of a change in control or any bankruptcy, liquidation, or other restructuring process, the holders may, at their option, (i) convert up to 65% of outstanding balance of principal and accrued interest for the 2024 SSCP Notes and up to 65% of the outstanding principal for the 2025 SSCP Notes into Common Stock, (ii) receive a cash payment equal to 115% of the outstanding balance of principal and accrued interest for the 2024 SSCP Notes and 115% of the outstanding principal for the 2025 SSCP Notes, or (iii) any combination thereof, prior to such monetization event, before any security or claim junior to the SSCP Notes shall receive any proceeds from such monetization event (the “SSCPN Redemption Feature,” collectively with the SSCPN Conversion Feature and SSCPN Default Feature, the “SSCPN Derivative Liabilities”). The SSCPN Derivative Liabilities met the requirements to be separated as derivative instruments and measured at fair value (see Note 12). The issuance date fair value of the SSCPN Derivative Liabilities was (i) $1.4 million for the 2024 SSCP Notes and (ii) $0.2 million for the 2025 SSCP Notes and was recorded as a debt discount. During the years ended December 31, 2025 and 2024, the effective interest rate of the 2024 SSCP Notes was 24.17% and 24.65%, respectively. During the year ended December 31, 2025, the effective interest rate of the 2025 SSCP Notes was 24.65%.

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

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, without giving effect to any potential future exercise of equity conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	2025 SSCP Notes	Total
2026	$—	$—	$369	$—	$3,449	$519	$4,337
2027	—	—	317	—	6,551	981	7,849
2028	—	—	—	5,000	—	—	5,000
2029	—	—	—	—	—	—	—
2030	—	—	—	—	—	—	—
Thereafter	500	100	—	—	—	—	600
Total debt principal payments	500	100	686	5,000	10,000	1,500	17,786
Accrued and unpaid interest	274	54	50	312	510	70	1,270
Unamortized discount and debt issuance costs	—	—	(9)	(26)	(1,214)	(192)	(1,441)
Future debt payments, net	$774	$154	$727	$5,286	$9,296	$1,378	$17,615

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

As of December 31, 2025 and 2024, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.2 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received two grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) for our VISIONARY-MS clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) for our REPAIR-MS clinical trial. Pursuant to the grants, if we make future commercial sales of CNM-Au8 for MS, we will repay: (i) 50% of the grants upon the first commercial sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment of 450% of the grants if all milestones are achieved. If NMSS has not yet received aggregate repayments equal to 300% of the 2019 Grant or 150% of the 2023 Grant, then the following events will trigger repayment of 300% of the 2019 Grant, or $1.0 million, and 150% of the 2023 Grant, or $1.0 million, less any amounts previously paid: (i) sale of all or substantially all of our assets and business, (ii) sale of any portion of our assets and business including CNM-Au8 for MS treatment, (iii) exclusive licensing of our intellectual property claiming CNM-Au8 for MS treatment, (iv) a collaboration with a third-party to develop CNM-Au8 for MS  treatment (2019 Grant only), or (v) licensing of our commercialization rights to CNM-Au8 for MS treatment (2023 Grant only). As of December 31, 2025, we have not met any of the above milestones. We account for these provisions in accordance with ASC 450, Contingencies (“ASC 450”). We assessed the likelihood of each event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities in accordance with ASC 450 that were not probable as of December 31, 2025, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.2 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
United States	$(25,996)	$(39,240)
Foreign	(177)	(160)
Net loss before income taxes	$(26,173)	$(39,400)

We had no income tax expense or benefit for the years ended December 31, 2025 and 2024. Pursuant to our prospective adoption of ASU 2023-09 (see Note 2), the following table presents a reconciliation of income tax computed at the U.S. federal statutory rate of 21.00% to expense for income taxes for the year ended  December 31, 2025 as follows:

	Year Ended December 31,
(in thousands, except tax rates)	2025
U.S. Federal statutory tax rate	$(5,496)	21.00%
State and local income tax effects(1)	—	0.00%
Foreign tax effects	37	(0.14)%
Tax credits:
Research and development credits - Federal	(392)	1.50%
Changes in valuation allowances	5,139	(19.63)%
Nontaxable or nondeductible items:
Stock-based compensation	398	(1.52)%
Other	314	(1.20)%
Income tax benefit	$—	0.00%

(1)	2025 state taxes in Utah made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of income tax computed at the U.S. federal statutory rate of 21.00% to expense for income taxes for the years ended  December 31, 2024, prior to the adoption of ASU 2023-09, was as follows:

Year Ended December 31,
(in thousands)	2024
Income tax expense (benefit) at federal statutory rate	$(8,270)
State income taxes (net of federal benefit)	(1,012)
Loss on initial issuance of equity	473
Change in fair value of common stock warrant liabilities	148
Change in fair value of contingent earn-outs	(18)
Research and development tax credits	(779)
Stock compensation	428
Foreign rate differential	(11)
Adjustment for change in tax rate	269
Other	206
Change in valuation allowance	8,566
Income tax benefit	$—

Our effective tax rate was 0.00% and 0.00% during the years ended December 31, 2025 and 2024, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets. Significant components of deferred tax assets (liabilities) as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$46,824	$40,749
Depreciation and amortization	1,219	1,241
Research and development and employment tax credits	6,796	6,345
Lease liability	967	1,216
Capitalized research and development expenses	7,255	8,889
Non-qualified stock options and restricted stock awards	8,475	7,369
Accrued compensation	730	970
Total deferred tax assets	72,266	66,779
Deferred tax liabilities:
Right-of-use asset	(732)	(876)
Other	(25)	(23)
Total deferred tax liabilities	(757)	(899)
Less: valuation allowance	(71,509)	(65,880)
Net deferred tax assets (liabilities)	$—	$—

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

We have federal and state net operating losses (“NOLs”) of approximately $195.7 million and $136.3 million as of December 31, 2025, respectively that, subject to limitation, may be available in future tax years to offset taxable income. Of the available federal NOLs, approximately $162.3 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current federal tax laws. The remaining balance of $33.4 million will begin to expire after 2034. Of the available state NOLs, approximately $123.4 million can be carried forward indefinitely but utilization is limited to 80% of our taxable income in any given tax year based on current tax laws. The remaining balance of $12.9 million will begin to expire after 2032. Additionally, we had approximately $6.7 million of research and development credit carryforwards that will begin to expire after 2034 if not utilized.

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

We have not recorded any amounts for unrecognized tax benefits as of December 31, 2025 and 2024. We recognize interest and penalties related to income tax matters in income tax expense. We have no accrual of interest and penalties on the consolidated balance sheets and have not recognized interest and penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2015 to present are subject to examination by U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. We currently have no pending examinations.

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of December 31, 2025, a total of 109,324 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023, May 2024, and May 2025. Currently, 3,220,000 shares of Common Stock are reserved for issuance thereunder. As of December 31, 2025, a total of 2,694,216 stock options and other stock awards had been granted under the 2020 Plan and 525,784 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025(1)	2024
General and administrative	$3,395	$4,407
Research and development	2,987	3,546
Total stock-based compensation expense	$6,382	$7,953

(1)	Excludes $0.4 million of stock options issued to pay deferred employee compensation recorded in accrued liabilities.

Stock-based compensation expense by award type during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025(1)	2024
Stock options	$6,511	$8,127
Stock awards	(129)	(174)
Total stock-based compensation expense	$6,382	$7,953

(1)	Excludes $0.4 million of stock options issued to pay deferred employee compensation recorded in accrued liabilities.

Stock Options

Outstanding stock options and related activity during the year ended December 31, 2025 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2024	1,944,252	$27.90	8.24	$59
Granted	903,743	5.09	9.53	—
Forfeited	(5,892)	15.67	—	—
Expired	(54,902)	14.92	—	—
Outstanding – December 31, 2025	2,787,201	$20.79	8.11	$1,013
Vested and exercisable – December 31, 2025	1,507,324	$31.78	7.58	$525
Vested, exercisable or expected to vest – December 31, 2025	2,787,201	$20.79	8.11	$1,013

As of December 31, 2025 and 2024, we had approximately $4.8 million and $8.3 million, respectively, of unrecognized stock-based compensation costs related to unvested stock options that is expected to be recognized over a weighted-average period of 1.52 years and 1.70 years, respectively. Our unrecognized stock-based compensation cost excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of December 31, 2025 and 2024.

The weighted-average grant-date fair value of stock options granted during the year ended  December 31, 2025 and 2024 was $3.95 and $5.95, respectively. The assumptions used to calculate the fair value of stock options granted during the year ended  December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Expected stock price volatility	90.97% – 110.25%	97.78% – 111.49%
Risk-free interest rate	3.66% – 4.24%	3.52% – 4.58%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.25	5.00 – 10.00

Stock Awards

Stock awards include rights to restricted stock awards with market-based vesting conditions and restricted stock units with service-based vesting conditions. Outstanding stock awards and related activity during the year ended December 31, 2025 was as follows:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2024	37,441	$196.84
Forfeited	(663)	196.84
Expired	(36,778)	196.84
Unvested balance – December 31, 2025	—	$—

As of December 31, 2025 and 2024, we had no unrecognized stock-based compensation cost related to unvested stock awards.

Note 12. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of  December 31, 2025 was as follows:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,211	$—	$—	$2,211
Common stock warrant liabilities	—	—	5,063	5,063
Derivative liabilities	—	—	3,093	3,093

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2024 was as follows:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,002	$—	$—	$7,002
Common stock warrant liabilities	—	—	4,541	4,541
Derivative liabilities	—	—	1,804	1,804

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the year ended  December 31, 2025 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2024	$4,541	$1,804
Initial fair value of instruments issued	—	239
Change in fair value	522	363
Change in fair value pursuant to the 2024 SSCPN Amendment, recorded as a debt discount	—	687
Balance – December 31, 2025	$5,063	$3,093

Changes in the fair value of our Level 3 financial instruments during the year ended  December 31, 2024 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities	Clene Nanomedicine Contingent Earn-out	Initial Stockholders Contingent Earn-out
Balance – December 31, 2023	$1,481	$—	$75	$10
Initial fair value of instruments issued	2,291	1,425
Change in fair value	702	379	(75)	(10)
Change in 2023 Avenue Warrant fair value pursuant to the Third Amendment, recorded as a debt discount	67	—	—	—
Balance – December 31, 2024	$4,541	$1,804	$—	$—

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

The 2024 SSCP Notes are carried at their amortized cost of $9.3 million and $8.6 million as of  December 31, 2025 and 2024, respectively. As of December 31, 2024, amortized cost approximated fair value but as of  December 31, 2025, amortized cost did not approximate fair value and the fair value of the 2024 SSCP Notes, excluding the SSCPN Derivative Liabilities pertaining to the 2024 SSCP Notes, was approximately $8.2 million.

The SSCPN Derivative Liabilities met the requirements to be separated from the SSCP Notes as derivative instruments measured at fair value. We estimate the fair value of the SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of (i) a change of control transaction, (ii) dissolution of the Company, or (iii) held to maturity. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	August 13,	August 13,	December 31,
	2025	2025(1)	2025(2)	2024(3)
Expected stock price volatility	107.30%	96.30%	89.20%	101.50%
Discount rate	19.00%	21.00%	21.00%	12.00%
Risk-free interest rate	3.50% – 3.60%	3.80% – 4.10%	3.90% – 4.10%	4.20%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.38 – 1.12	0.47 – 1.50	0.44 – 0.85	0.50 – 1.47
Probability of change of control	20.00%	20.00%	20.00%	10.00%
Probability of dissolution	35.00%	45.00%	45.00%	45.00%
Probability of held to maturity	45.00%	35.00%	35.00%	45.00%

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

Valuation of the Common Stock Warrant Liabilities

The 2023 Avenue Warrant, as amended, is classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) held to expiration. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2025	2024
Expected stock price volatility	104.40% – 119.00%	100.20% – 101.40%
Risk-free interest rate	3.50% – 3.60%	4.20% – 4.30%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 2.50	0.75 – 3.50
Probability of change of control	20.00%	10.00%
Probability of dissolution	35.00%	45.00%
Probability of held to expiration	45.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share (the “Tranche A Warrants”). The Tranche A Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) acceptance of a new drug application (“NDA”) by the U.S. Food and Drug Administration (“FDA”) for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) held to expiration. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2025	2024
Expected stock price volatility	124.00%	97.80% – 101.90%
Risk-free interest rate	3.60%	4.20%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.46	0.71 – 1.46
Probability of NDA acceptance before warrant expiration	0.00%	20.00%
Probability of fundamental transaction before warrant expiration	0.00%	10.00%
Probability of dissolution before warrant expiration	35.00%	45.00%
Probability of held to expiration	65.00%	25.00%

Pursuant to a registered direct public offering in October 2024, we issued warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share (the “2024 Common Warrants”). The 2024 Common Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) dissolution of the Company and (ii) held to maturity. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	December 31,	December 31,
	2025	2024
Expected stock price volatility	104.30%	107.50%
Risk-free interest rate	3.60%	4.40%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.75	4.75
Probability of dissolution	35.00%	45.00%
Probability of held to expiration	65.00%	55.00%

Note 13. Capital Stock

As of December 31, 2025 and 2024, our amended and restated certificate of incorporation authorized us to issue 600,000,000 shares of Common Stock, par value $0.0001 per share; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of December 31, 2025 and 2024, we had 10,849,974 and 8,089,565 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

Common Stock Warrants

We have issued the following outstanding warrants and pre-funded warrants to purchase shares of Common Stock:

					Number of Shares Issuable
					December 31,	December 31,
Date Exercisable	Exercise Price	Expiration		Classification	2025	2024
December 2020	$230.00	December 2025	(1)	Equity	—	120,375
December 2020	$230.00	December 2025	(2)	Equity	—	1,229
June 2023	$4.6014	June 2028	(3)	Liability	150,000	150,000
June 2023	$22.00	June 2026	(4)	Liability	2,500,000	2,500,000
June 2023	$30.00	June 2030	(5)	Equity	2,500,000	2,500,000
October 2024	$0.001	None	(6)	Equity	—	424,358
October 2024	$4.82	October 2029	(7)	Liability	1,546,914	1,546,914
Total shares					6,696,914	7,242,876

(1)

Represented shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued during Tottenham’s initial public offering. As of December 31, 2025, the warrants had expired unexercised.

(2)

Represented shares of Common Stock underlying warrants to purchase one-fortieth (1/40) of one share of Common Stock, issued to the financial advisor and lead underwriter of Tottenham’s initial public offering upon their exercise of a unit purchase option in July 2021. As of December 31, 2025, the warrants had expired unexercised.

(3)	Represents shares of Common Stock underlying the 2023 Avenue Warrant, issued pursuant to the Second Amendment (see Note 8). As of December 31, 2025 and 2024, the warrant had not been exercised.

(4)

Represents shares of Common Stock underlying the Tranche A Warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering. The Tranche A Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. As of December 31, 2025 and 2024, no warrants had been exercised.

(5)

Represents shares of Common Stock underlying warrants to purchase one share of Common Stock, issued in our June 2023 public equity offering (the “Tranche B Warrants”). The Tranche B Warrants expire on the earlier of (i) sixty (60) days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. As of December 31, 2025 and 2024, no warrants had been exercised.

(6)

Represented shares of Common Stock underlying pre-funded warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering (the “2024 Pre-Funded Warrants”). As of December 31, 2025 and 2024, respectively, 441,920 and 17,626 shares had been issued upon exercises for nominal proceeds.

(7)

Represents shares of Common Stock underlying the 2024 Common Warrants to purchase one share of Common Stock, issued in our October 2024 public equity offering. As of December 31, 2025 and 2024, no warrants had been exercised.

Public Offerings

In October 2024, pursuant to a placement agency agreement with Canaccord Genuity LLC (“Canaccord”), we sold 725,000 shares of Common Stock and 2024 Pre-Funded Warrants to purchase up to 17,626 shares of Common Stock. The aggregate gross proceeds were approximately $3.5 million, excluding the proceeds, if any, from the exercise of the pre-funded warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid Canaccord a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective on April 26, 2022 (the “2022 S-3”), and a related prospectus supplement. Additionally, in separate, concurrent private placements, we also sold 379,930 shares of Common Stock, 2024 Pre-Funded Warrants to purchase up to 424,358 shares of Common Stock, and 2024 Common Warrants to purchase up to 1,546,914 shares of Common Stock. The aggregate gross proceeds from the private placements was approximately $3.8 million, of which $1.3 million was contributed by certain of our directors, executive officers and their affiliated entities, and excludes the proceeds, if any, from the exercise of the 2024 Pre-Funded Warrants and 2024 Common Warrants. The 2024 Pre-Funded Warrants were exercisable immediately at a price of $0.001 per share and expired when exercised in full. The 2024 Common Warrants were exercisable immediately at a price of $4.82 per share and expire five years from issuance. The total fair value of the Common Stock, 2024 Pre-Funded Warrants, and 2024 Common Warrants sold in the offerings exceeded the offering proceeds by $2.1 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity during the year ended December 31, 2024. The placement agent fees and offering expenses were allocated to the Common Stock, 2024 Pre-Funded Warrants, and 2024 Common Warrants sold in the offering based on their relative fair values, with the amount allocated to the liability-classified 2024 Common Warrants recorded as an expense and the amounts allocated to the Common Stock and 2024 Pre-Funded Warrants as a reduction to their initial carrying values.

Common Stock Sales Agreement

In April 2022, we entered into an equity distribution agreement (the “2022 ATM Agreement”), which we amended in December 2022. In April 2025, we entered into an equity distribution agreement (the “2025 ATM Agreement,” and collectively with the 2022 ATM Agreement, the “ATM Agreements”). Canaccord acts as placement agent under the ATM Agreements and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our 2022 S-3, which expired on April 26, 2025, and a related prospectus supplement. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025 (the “2025 S-3”), and a related prospectus supplement.

Pursuant to the ATM Agreements, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of Common Stock, if any. During the years ended years ended  December 31, 2025 and 2024, we sold 2,300,804 and 504,292 shares of Common Stock, respectively, generated gross proceeds of $10.6 million and $2.7 million, respectively, and paid commissions of $0.2 million and $0.1 million, respectively.

Common Stock Purchase Agreement

On March 3, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of shares of Common Stock at our sole discretion and subject to certain daily limitations based on our prior day purchase history and the volume and closing price of our Common Stock on Nasdaq, from time to time over a 36-month period commencing on March 7, 2023. The issuance and sale of Common Stock under the Purchase Agreement was made pursuant to our 2022 S-3. On June 16, 2023, we suspended and terminated the prospectus supplement related to the offering with respect to the unsold shares of Common Stock issuable pursuant to the Purchase Agreement. We will not make any further sales of our securities pursuant to the Purchase Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the prospectus supplement related to the offering with respect to future sales by us, the Purchase Agreement remains in full force and effect.

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

We evaluated the Purchase Agreement under ASC 815-40 Derivatives and Hedging—Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of Common Stock in the future, similar to a put option. We concluded it represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded the derivative instrument has no value as of  December 31, 2025 and 2024. We did not effect any sales during the periods presented herein.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the years ended  December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,173)	$(39,400)
Denominator:
Weighted average common shares outstanding	9,858,907	6,954,133
Net loss per share attributable to common stockholders – basic and diluted	$(2.65)	$(5.67)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended  December 31, 2025 and 2024 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions that were not satisfied by the end of the period:

	Year Ended December 31,
	2025	2024
Convertible notes payable (see Note 8)	1,503,596	1,209,289
Common stock warrants (see Note 13)	6,696,914	6,818,518
Options to purchase common stock (see Note 11)	2,787,201	1,944,252
Unvested restricted stock awards (see Note 11)	—	37,441
Contingent earn-out shares (see Note 2)	—	329,628
Total shares excluded from diluted net loss per share	10,987,711	10,339,128

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

●

License Agreement. We granted 4Life an exclusive, royalty-bearing license to use, sell, and commercialize the Licensed Products. On a quarterly basis, 4Life shall pay us a royalty rate of 3% of incremental sales of Licensed Products, which is equal to the lesser of (a) the increase in net sales for the quarter over a base period quarter as determined in the License Agreement, or (b) net sales. If 4Life fails to meet the Exclusivity Provision, 4Life may continue to maintain exclusivity by paying us the difference between (a) the royalty fee that would otherwise have been earned by us if 4Life had met the Minimum Sales Commitment and (b) actual royalties paid to us. However, notwithstanding any other provisions of the License Agreement, on or after January 1, 2027, we shall be permitted to sell Licensed Products through third party retail outlets or via our own websites. The term of the License Agreement will continue until December 31, 2033, unless earlier terminated pursuant to the License Agreement or Supply Agreement. The Amended 4Life Agreements are renewable for additional five-year terms upon mutual agreement of the parties.

We currently provide (i) an aqueous zinc-silver ion dietary (mineral) supplement on a non-exclusive basis to 4Life that is sold under the trade name Zinc Factor™, and (ii) an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles on an exclusive basis to 4Life that is sold under the tradename Gold Factor™ and is subject to royalties. Total revenue under the Amended 4Life Agreements during the years ended  December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Product revenue from related parties	$117	$235
Royalty revenue from related parties	81	105
Total revenue from related parties	$198	$340

Note 16. Geographic and Segment Information

Geographic Information

All of our long-lived assets, composed of property and equipment, net by location, were held in the U.S. and all of our revenues from external customers were generated in the U.S.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenues from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the years ended  December 31, 2025 and 2024, these items were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Segment revenue from external customers	$200	$342
Segment operating expenses:
Cost of revenue	43	70
Research and development:
CNM-Au8:
Amyotrophic lateral sclerosis	5,936	3,400
Multiple sclerosis	295	239
Parkinsonʼs disease	—	(18)
Regulatory activities	484	928
General/preclinical/nonclinical	95	375
CNM-ZnAg	—	17
Facilities	1,662	1,560
Depreciation	1,351	1,379
Manufacturing	805	1,130
Research	11	48
Equipment	98	116
Maintenance	144	264
Information technology	324	160
Personnel	8,210	10,114
Stock-based compensation	2,987	3,546
Grant revenue as a reduction of research and development expense	(8,523)	(3,285)
Other segment items ‒ Research and development(1)	132	85
General and administrative:
Insurance	725	822
Legal	504	822
Finance and accounting	1,013	761
Public and investor relations	343	662
Facilities	119	119
Depreciation	144	266
Information technology	152	300
Personnel	2,874	4,177
Stock-based compensation	3,395	4,407
Grant revenue as a reduction of general and administrative expense	(358)	(147)
Other segment items ‒ General and administrative(2)	318	1,118
Segment loss from operations	(23,083)	(33,093)

Reconciliation of segment loss from operations:
Adjustments and reconciling items	—	—
Consolidated loss from operations	$(23,083)	$(33,093)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.

(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenues during the years ended  December 31, 2025 and 2024 were predominantly with a single customer, 4Life, through our Amended 4Life Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net loss before income taxes for the years ended  December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Segment loss from operations	$(23,083)	$(33,093)
Total other income (expense), net(1)	(3,090)	(6,307)
Net loss before income taxes	$(26,173)	$(39,400)

(1)	Represents consolidated total other income (expense), net, as reported on the consolidated statements of operations and comprehensive loss.

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of  December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Total assets:
Products	$12,828	$15,001
Corporate	5,303	12,336
Consolidated	$18,131	$27,337

Additions to long-lived assets during the years ended  December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Products	$39	$15
Corporate	—	—
Consolidated	$39	$15

Note 17. Subsequent Events

On January 13, 2026, we closed a public equity offering pursuant to which we sold, directly to certain institutional investors, existing stockholders of the Company, and certain of the Company’s directors, (i) 928,333 shares of Common Stock, (ii) warrants to purchase up to 1,114,000 shares of Common Stock (the “Series A Warrants”) and (iii) warrants to purchase up to 2,599,333 shares of Common Stock (the “Series B Warrants”). Each unit, consisting of one share of Common Stock, one Series A Warrant, and one Series B Warrant, was sold at a price of $6.50. The aggregate gross proceeds to the Company was approximately $6.0 million, before deducting placement agent fees and expenses and other offering expenses payable by us. The offering was made pursuant to our 2025 S-3 and a prospectus supplement relating to the offering. We are currently evaluating the accounting for the proceeds from the offering and the classification of the associated equity securities.

On March 13, 2026, we entered into a subaward agreement with NYU pursuant to which NIH Grant funds totaling up to $8.0 million may be paid to us as reimbursement for expenditures to support the third year of the ACT-EAP, from September 1, 2025 to August 31, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2025 and 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following additional material weaknesses related to control activities and information and communication within our internal control over financial reporting:

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

Material Weakness Remediation

Management continues to be actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. During 2025, we made the following enhancements to our control environment:

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation” above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, which were identified in connection with management’s evaluation required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a securities trading policy (the “insider trading policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.

The additional information required by this Item is included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Information required by this Item is included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Information required by this Item is included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Deficit
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

3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
4.1*	Description of Securities of the Registrant.
4.2	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 16, 2023).
4.3	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on June 16, 2023).
4.4	Form of Amended and Restated Warrant to Purchase Shares of Stock of Clene Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (second of two reports filed on September 30, 2024).
4.5	Form of Registered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.6	Form of Restricted Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.7	Form of Restricted Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on September 30, 2024) (first of two reports filed on September 30, 2024).
4.8	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
4.9	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
10.1#	Clene Inc. Amended Board of Directors Compensation Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on May 23, 2025).
10.2#	Clene Inc. Amended 2020 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on May 23, 2025).

10.3#	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by Chelsea Worldwide Inc. on December 15, 2020).
10.4#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.5#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Morgan Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.6#†	Employment Agreement, dated February 1, 2022, by and between Clene Inc. and Robert Etherington (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 2, 2022).
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on May 24, 2021).
10.8##	Amended and Restated Exclusive Supply Agreement, dated April 25, 2024, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 26, 2024).
10.9##	Amended and Restated License Agreement, dated April 25, 2024, between Clene Nanomedicine, Inc. and 4Life Research, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 26, 2024).
10.10	Security Agreement, dated May 17, 2022, by Clene Nanomedicine, Inc. in favor of the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.11†	Disbursement Agreement, dated May 17, 2022, by and between Clene Nanomedicine, Inc. and the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.12	Promissory Note, dated May 17, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 19, 2022).
10.13	Amended and Restated Promissory Note, dated July August 5, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on August 15, 2022).
10.14##	Loan Agreement, dated December 8, 2022, by and between the Department of Housing and Community Development, a principal department of the State of Maryland, and Clene Nanomedicine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.15	Promissory Note, dated December 8, 2022, by Clene Nanomedicine, Inc. to the Department of Housing and Community Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 14, 2022).
10.16##	Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and 100 Chesapeake Blvd LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).
10.17##	Lease Agreement, dated as of August 10, 2021, between Clene Nanomedicine, Inc. and Upper Chesapeake Flex One, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 11, 2021).
10.18##	Equity Distribution Agreement, dated April 28, 2025, by and between Clene Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 28, 2025).
10.19##	Purchase Agreement, dated March 3, 2023, by and between Clene Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 3, 2023).
10.20##	Registration Rights Agreement, dated March 3, 2023, by and between Clene Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 3, 2023).
10.21##	FDP Cost Reimbursement Subaward, dated April 3, 2024, by and between Clene Nanomedicine, Inc. and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 9, 2024).
10.22##	FDP Subaward Amendment, dated January 28, 2025, by and between Clene Nanomedicine, Inc. and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on January 30, 2025).
10.23##	Note Purchase Agreement, dated December 17, 2024, by and among Clene Inc., Kensington Clene 2024 LLC, 4Life Research, LLC and La Scala Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 20, 2024).

10.24##†	First Amendment to Note Purchase Agreement, dated August 13, 2025, by and among Clene Inc., Kensington Clene 2024 LLC, 4Life Research, LLC and La Scala Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.25	Form of Amended and Restated Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.26##†	Note Purchase Agreement, dated August 13, 2025, by and among Clene Inc., Kensington Clene 2024 LLC and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.27	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on August 14, 2025).
10.28	Securities Purchase Agreement, dated January 8, 2026, by and between Clene Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
10.29	Placement Agency Agreement, dated January 8, 2026, by and between Clene Inc. and BTIG, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
19	Clene Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed by the registrant on March 24, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clene Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or agreement.
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

CLENE INC.

Date: March 17, 2026	By:	/s/ Robert Etherington
Robert Etherington
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Etherington	President, Chief Executive Officer and Director	March 17, 2026
Robert Etherington	(Principal Executive Officer)

/s/ Morgan R. Brown	Chief Financial Officer	March 17, 2026
Morgan R. Brown	(Principal Financial and Accounting Officer)

/s/ David J. Matlin	Chairman of the Board	March 17, 2026
David J. Matlin

/s/ Arjun Desai	Director	March 17, 2026
Arjun Desai

/s/ Jonathon T. Gay	Director	March 17, 2026
Jonathon T. Gay

/s/ Shalom Jacobovitz	Director	March 17, 2026
Shalom Jacobovitz

/s/ Matthew Kiernan	Director	March 17, 2026
Matthew Kiernan

/s/ Vallerie V. McLaughlin	Director	March 17, 2026
Vallerie V. McLaughlin

/s/ Alison H. Mosca	Director	March 17, 2026
Alison H. Mosca

/s/ Reed Neil Wilcox	Director	March 17, 2026
Reed Neil Wilcox