Form 10-Q
period 2026-03-31
Clene Inc.
filed 2026-05-14
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2026 was 12,778,307.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding our future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

These forward-looking statements represent our views as of the date of this Quarterly Report and involve a number of judgments, risks and uncertainties. We anticipate that subsequent events and developments will cause our views to change. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our substantial dependence on the successful commercialization of our drug candidates, if approved, in the future;

●	our significant net losses and net operating cash outflows;

●	our ability to demonstrate the efficacy and safety of our drug candidates;

●	the clinical results for our drug candidates, which may not support further development or marketing approval;

●	actions of regulatory agencies, which may affect the initiation, timing, and progress of clinical trials and marketing approval;

●	our ability to achieve commercial success for our drug candidates, if approved;

●	our ability to obtain and maintain protection of intellectual property for our technology and drug candidates;

●	our reliance on third parties to conduct research, drug development, and other services;

●	our limited operating history and our ability to obtain additional funding for operations and to complete the licensing or development and commercialization of our drug candidates;

●	the impact of any future epidemics, pandemics, or conflicts;

ii

●	changes in applicable laws or regulations;

●	the effects of inflation;

●	the effects of staffing and materials shortages;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to rely unduly upon these statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$5,939	$5,189
Inventory	54	37
Prepaid expenses and other current assets	7,030	3,751
Total current assets	13,023	8,977
Restricted cash	58	58
Operating lease right-of-use assets	2,916	3,073
Property and equipment, net	5,668	6,023
TOTAL ASSETS	$21,665	$18,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,309	$892
Accrued liabilities	2,729	5,002
Operating lease obligations, current portion	826	808
Notes payable, current portion	990	1,696
Convertible notes payable, current portion	876	2,378
Total current liabilities	6,730	10,776
Operating lease obligations, net of current portion	3,017	3,250
Notes payable, net of current portion	4,633	3,741
Convertible notes payable, net of current portion	11,706	9,800
Common stock warrant liabilities	12,005	5,063
Derivative liabilities	2,380	3,093
TOTAL LIABILITIES	40,471	35,723
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 600,000,000 shares authorized; 11,778,307 and 10,849,974 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	297,364	290,531
Accumulated deficit	(316,387)	(308,296)
Accumulated other comprehensive income	216	172
TOTAL STOCKHOLDERS’ DEFICIT	(18,806)	(17,592)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,665	$18,131

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$1	$64
Royalty revenue	14	17
Total revenue	15	81
Operating expenses:
Cost of revenue	—	20
Research and development	329	1,481
General and administrative	1,747	2,656
Total operating expenses	2,076	4,157
Loss from operations	(2,061)	(4,076)
Other income (expense), net:
Interest income	47	81
Interest expense	(791)	(608)
Issuance costs for common stock warrant liabilities	(393)	—
Loss on initial issuance of equity	(4,582)	—
Change in fair value of common stock warrant liabilities	(1,060)	2,510
Change in fair value of derivative liabilities	713	1,147
Research and development tax credits and unrestricted grants	36	195
Total other income (expense), net	(6,030)	3,325
Net loss before income taxes	(8,091)	(751)
Income tax expense	—	—
Net loss	$(8,091)	$(751)

Other comprehensive income:
Foreign currency translation adjustments	$44	$15
Total other comprehensive income	44	15
Comprehensive loss	$(8,047)	$(736)

Net loss per share – basic and diluted	$(0.69)	$(0.09)
Weighted average common shares used to compute basic and diluted net loss per share	11,644,214	8,824,673

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2025	10,849,974	$1	$290,531	$(308,296)	$172	$(17,592)
Issuance of common stock	928,333	—	4,418	—	—	4,418
Stock-based compensation expense	—	—	1,312	—	—	1,312
Issuance of stock options as payment of bonus liability	—	—	1,103	—	—	1,103
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,091)	—	(8,091)
Balances at March 31, 2026	11,778,307	$1	$297,364	$(316,387)	$216	$(18,806)

Balances at December 31, 2024	8,089,565	1	273,194	(282,123)	71	(8,857)
Issuance of common stock	578,205	—	2,673	—	—	2,673
Stock-based compensation expense	—	—	1,947	—	—	1,947
Foreign currency translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(751)	—	(751)
Balances at March 31, 2025	8,667,770	$1	$277,814	$(282,874)	$86	$(4,973)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,091)	$(751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	355	404
Non-cash lease expense	157	133
Issuance costs for common stock warrant liabilities	393	—
Loss on initial issuance of equity	4,582	—
Change in fair value of common stock warrant liabilities	1,060	(2,510)
Change in fair value of derivative liabilities	(713)	(1,147)
Stock-based compensation expense	1,312	1,947
Accretion of debt discount	303	237
Non-cash interest expense on notes payable	378	12
Changes in operating assets and liabilities:
Accounts receivable	—	64
Inventory	(17)	30
Prepaid expenses and other current assets	(3,279)	(931)
Accounts payable	417	173
Accrued liabilities	(1,170)	(2,521)
Operating lease obligations	(215)	(151)
Net cash used in operating activities	(4,528)	(5,011)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	5,324	2,673
Payments of notes payable	(90)	—
Net cash provided by financing activities	5,234	2,673
Effect of foreign exchange rate changes on cash and restricted cash	44	15
Net increase (decrease) in cash, cash equivalents and restricted cash	750	(2,323)
Cash, cash equivalents and restricted cash – beginning of period	5,247	12,213
Cash, cash equivalents and restricted cash – end of period	$5,997	$9,890

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,939	$9,832
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$5,997	$9,890

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrant liability recorded upon public stock offering	$5,882	$—
Issuance of stock options as payment of bonus liability	$1,103	$—
Supplemental cash flow information:
Cash paid for interest expense	$111	$359

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Clene Inc. (the “Company,” “we,” “us,” or similar such references) is a clinical-stage pharmaceutical company pioneering the discovery, development, and commercialization of novel clean-surfaced nanotechnology therapeutics. We have developed an electro-crystal-chemistry drug development platform that enables production of concentrated, stable, highly active, clean-surfaced nanocrystal suspensions. We have multiple drug assets currently in development for applications primarily in neurology. Our efforts are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). Our patented electro-crystal-chemistry manufacturing platform further enables us to develop very low concentration dietary supplements to advance the health and well-being of broad populations. These dietary supplements can vary greatly and include nanocrystals of varying composition, shapes and sizes as well as ionic solutions with diverse metallic constituents. Dietary supplements are marketed and distributed through our wholly-owned subsidiary, dOrbital, Inc., or through 4Life Research LLC (“4Life”), a related party (see Note 8 and Note 15).

Going Concern

We incurred a loss from operations of $2.1 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. Our accumulated deficit was $316.4 million and $308.3 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents totaled $5.9 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively, and net cash used in operating activities was $4.5 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenue since our inception, and we do not anticipate generating significant revenue unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes issued in December 2024 (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three months ended March 31, 2026, we raised $6.0 million of gross proceeds from a registered direct offering of equity securities (see Note 13), and subsequent to March 31, 2026, we raised $7.0 million of gross proceeds from a registered direct offering of equity securities (see Note 17). While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc. (“Clene Nanomedicine”), a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three months ended March 31, 2026 and 2025 are unaudited.

Results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Inventory

Inventory is stated at historic cost on a first-in first-out basis. Our inventory consisted of $23,000 in raw materials and $31,000 in finished goods as of March 31, 2026, and $23,000 in raw material and $14,000 in finished goods as of December 31, 2025. Inventory relates to our dietary supplement products.

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

Contingent Earn-Out Liabilities

We became a public company on December 30, 2020 via reverse recapitalization, pursuant to which we granted contingent earn-out awards (the “Contingent Earn-outs”) in the form of shares of our common stock, par value $0.0001 per share (“Common Stock”), to be paid to certain stockholders and former officers and directors if we had achieved market-based milestones within three to five years following the Reverse Recapitalization. In accordance with ASC 815, the Contingent Earn-outs were not indexed to our own stock and were accounted for as a liability and subsequently remeasured to fair value at each reporting date, with changes recorded as a component of other income (expense), net. As of December 31, 2025, the milestones had not been achieved and the Contingent Earn-outs were cancelled.

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development or general and administrative expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses totaling $4.1 million and $4.2 million during the three months ended March 31, 2026 and 2025, respectively. We recognized grant funding as a reduction of general and administrative expenses totaling $0.2 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with New York University (“NYU”) as prime awardee (formerly Columbia University), and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8® treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. Subawards are awarded annually and subaward funds are paid to us as reimbursement for expenditures to support the ACT-EAP. Subawards for the first, second, and third year of the ACT-EAP totaled $7.3 million, $8.0 million, and $8.0 million respectively. We recognized grant revenue totaling $4.3 million and $4.3 million during the three months ended March 31, 2026 and 2025, respectively, which we recognized as a reduction of research and development and general and administrative expenses.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The only elements of other comprehensive loss in any periods presented were the translation of foreign currency denominated balances of Clene Australia and Clene Netherlands to USD for consolidation.

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

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process to (i) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the condensed consolidated statements of operations and comprehensive loss. Any accrued interest and penalties related to uncertain tax positions will be reflected as liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation arrangements using a fair value-based method for costs related to all share-based payments. Stock-based compensation expense is recorded in research and development and general and administrative expenses based on the classification of the work performed by the grantees. The fair value is recognized over the period during which a grantee is required to provide services in exchange for the share-based payment, known as the requisite service period (usually the vesting period), on a straight-line basis. We generally grant stock options with a four-year requisite service period. We elect to account for forfeitures as they occur, rather than estimating expected forfeitures. We determine the fair value of stock option awards using a Black-Scholes option pricing model based on the closing price of our Common Stock on the date of grant.

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

Note 3. Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2026 were as follows:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents – money market funds	$3,254	$—	$—	$3,254
Cash	2,685	—	—	2,685
Total cash and cash equivalents	$5,939	$—	$—	$5,939

Cash and cash equivalents as of  December 31, 2025 were as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents – money market funds	$2,211	$—	$—	$2,211
Cash	2,978	—	—	2,978
Total cash and cash equivalents	$5,189	$—	$—	$5,189

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Metals to be used in research and development	$3,274	$2,736
Grants receivable	2,998	—
Research and development tax credits receivable	514	590
Other	244	425
Total prepaid expenses and other current assets	$7,030	$3,751

Note 5. Property and Equipment, Net

Property and equipment, net, as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Lab equipment	$3,466	$3,466
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,298	1,298
	15,384	15,384
Less accumulated depreciation	(9,716)	(9,361)
Total property and equipment, net	$5,668	$6,023

Depreciation expense recorded in research and development expense and general and administrative expense during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$17	$66
Research and development	338	338
Total depreciation expense	$355	$404

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued compensation and benefits	$2,029	$3,136
Deferred grants	219	1,507
Other	481	359
Total accrued liabilities	$2,729	$5,002

Note 7. Leases

We lease laboratory and office space and certain laboratory equipment under non-cancelable operating leases. The carrying value of our right-of-use lease assets is substantially concentrated in our real estate leases, while the volume of lease agreements is primarily concentrated in equipment leases. We expect that, in the normal course of business, the existing leases will be renewed or replaced by similar leases.

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

As of March 31, 2026 and December 31, 2025, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 4.4 years and 4.6 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of March 31, 2026 was as follows:

(in thousands)	Operating Leases
2026 (remainder)	$849
2027	1,133
2028	1,093
2029	649
2030	623
2031	422
Thereafter	—
Total minimum lease payments	4,769
Less amount representing interest/discounting	(926)
Present value of minimum lease payments	3,843
Less lease obligations, current portion	(826)
Lease obligations, net of current portion	$3,017

Components of Lease Cost

The components of lease costs for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease costs	$254	$253
Short-term lease costs	—	—
Variable lease costs	57	81
Total lease costs	$311	$334

Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating cash flows from operating leases	$(311)	$(334)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of March 31, 2026 and December 31, 2025 were as follows:

	Stated	March 31,	December 31,
(in thousands, except interest rates)	Interest Rate	2026	2025
Notes payable:
Cecil County, Maryland (commenced April 2019)	8.00%	$156	$154
Maryland DHCD (commenced February 2019)	8.00%	784	774
Maryland DHCD (commenced May 2022)	6.00%	646	736
Senior Secured Promissory Notes (commenced December 2024)	12.00%	3,790	3,678
Senior Secured Promissory Notes (commenced August 2025)	12.00%	643	595
		6,019	5,937
Unamortized discount and debt issuance costs		(396)	(500)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(990)	(1,696)
Notes payable, net of current portion		$4,633	$3,741

Convertible notes payable:
Maryland DHCD (commenced December 2022)	6.00%	$5,312	$5,312
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	7,039	6,832
Senior Secured Convertible Promissory Notes (commenced August 2025)	12.00%	975	975
		13,326	13,119
Unamortized discount and debt issuance costs		(744)	(941)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		(876)	(2,378)
Convertible notes payable		$11,706	$9,800

Our interest expense on notes payable and convertible notes payable for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest expense on notes payable:
Coupon interest	$150	$115
Amortization of debt discount and issuance costs	106	66
Total interest expense on notes payable	256	181

Interest expense on convertible notes payable:
Coupon interest	338	256
Amortization of debt discount and issuance costs	197	171
Total interest expense on convertible notes payable	535	427

Total interest expense on notes payable and convertible notes payable	$791	$608

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Cecil County, Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) an amount equal to the fair market value of 1,199 shares of Common Stock (the “2019 Cecil Phantom Shares”). As of March 31, 2026 and December 31, 2025, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the 2019 Cecil Phantom Shares.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) an amount equal to the fair market value of 5,995 shares of Common Stock (the “2019 MD Phantom Shares”). As of  March 31, 2026 and  December 31, 2025, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the 2019 MD Phantom Shares.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). We drew a total of $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of March 31, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of March 31, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into Common Stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing volume weighted average price (“VWAP”) of our Common Stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. We recorded debt issuance costs of $0.1 million as a debt discount and the effective interest rate is 5.99%.

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%, which we amended in August 2025 (the “First Amendment”) and in May 2026 (the “Second Amendment”) (see Note 17). The 2024 SSCP Notes were sold to related parties, including: (i) Kensington Clene 2024, LLC, an entity controlled by Alison Mosca, an independent director, (ii) 4Life, and (iii) La Scala Investments, LLC. 4Life and La Scala Investments, LLC, are controlled by David Lisonbee, who is also a stockholder and board member of a subsidiary of Clene. In accordance with the 2024 SSCP Note terms, we first used the proceeds to satisfy our obligations under a previous unrelated term loan. Pursuant to the Second Amendment, the maturity date of the 2024 SSCP Notes was extended to the earlier of (i) August 13, 2027 or (ii) upon a change in control transaction. Payments were interest-only for the first 12 months, and, pursuant to the First Amendment, interest is capitalized monthly and added to the balance of the 2024 SSCP Notes beginning in August 2025. Pursuant to the Second Amendment, all principal and accrued interest payments were deferred until the maturity date. We recorded debt issuance costs of $1.5 million as a debt discount at the issuance date and an additional $0.7 million at the date of the First Amendment. As of March 31, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $0.8 million and $0.5 million, respectively, and is recorded as part of the carrying amount of the 2024 SSCP Notes. The First Amendment was accounted for as a troubled debt restructuring under ASC 470, Debt (“ASC 470”), with no restructuring gain required to be recognized as the future cash payments were greater than the carrying amount of the 2024 SSCP Notes.

In August 2025, we entered into a note purchase agreement pursuant to which we sold senior secured convertible promissory notes (the “2025 SSCP Notes,” and together with the 2024 SSCP Notes, the “SSCP Notes”) in a principal amount totaling $1.5 million and bearing interest at an annual rate of 12.00%. The 2025 SSCP Notes mature on the earlier of (i) February 13, 2027 or (ii) upon a change in control transaction. Interest is capitalized monthly and added to the balance of the 2025 SSCP Notes. Monthly payments totaling $150,000 per month will commence in September 2026 and continue until the maturity date and will be applied pro rata to principal and any accrued interest. We recorded debt issuance costs of $0.2 million as a debt discount. As of March 31, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $0.1 million and $0.1 million, respectively, and is recorded as part of the carrying amount of the notes.

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

The holders of SSCP Notes may, in their sole discretion, convert up to (i) 65% of the outstanding balance of principal and accrued interest of the 2024 SSCP Notes into the number of shares of our Common Stock equal to the amount to be converted divided by (A) $5.668 for principal or (B) $4.44 for accrued interest, and (ii) 65% of the outstanding principal balance of the 2025 SSCP Notes into the number of shares of our Common Stock equal to the amount to be converted divided by $4.44 (the “SSCPN Conversion Feature”). Notwithstanding, in the event a holder declines to convert its pro rata share, the remaining holders may convert additional amounts, provided that no aggregate converted amount exceeds (i) 65% of the outstanding balance of principal and accrued interest for the 2024 SSCP Notes or (ii) $975,000 for the 2025 SSCP Notes. In the event of a change in control or any bankruptcy, liquidation, or other restructuring process, the holders may, at their option, (i) convert up to 65% of outstanding balance of principal and accrued interest for the 2024 SSCP Notes and up to 65% of the outstanding principal for the 2025 SSCP Notes into Common Stock, (ii) receive a cash payment equal to 115% of the outstanding balance of principal and accrued interest for the 2024 SSCP Notes and 115% of the outstanding principal for the 2025 SSCP Notes, or (iii) any combination thereof, prior to such monetization event, before any security or claim junior to the SSCP Notes shall receive any proceeds from such monetization event (the “SSCPN Redemption Feature,” collectively with the SSCPN Conversion Feature and SSCPN Default Feature, the “SSCPN Derivative Liabilities”). The SSCPN Derivative Liabilities met the requirements to be separated as derivative instruments and measured at fair value (see Note 12). The issuance date fair value of the SSCPN Derivative Liabilities was (i) $1.4 million for the 2024 SSCP Notes and (ii) $0.2 million for the 2025 SSCP Notes and was recorded as a debt discount. During the three months ended March 31, 2026 and 2025, the effective interest rate of the 2024 SSCP Notes was 24.17% and 24.65%, respectively. During the three months ended March 31, 2026, the effective interest rate of the 2025 SSCP Notes was 24.65%.

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

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, without giving effect to any potential future exercise of equity conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	2025 SSCP Notes	Total
2026 (remainder)	$—	$—	$278	$—	$—	$519	$797
2027	—	—	317	—	10,000	981	11,298
2028	—	—	—	5,000	—	—	5,000
2029	—	—	—	—	—	—	—
2030	—	—	—	—	—	—	—
2031	—	—	—	—	—	—	—
Thereafter	500	100	—	—	—	—	600
Total debt principal payments	500	100	595	5,000	10,000	1,500	17,695
Accrued and unpaid interest	284	56	50	313	829	118	1,650
Unamortized discount and debt issuance costs	—	—	(8)	(23)	(956)	(153)	(1,140)
Future debt payments, net	$784	$156	$637	$5,290	$9,873	$1,465	$18,205

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

As of March 31, 2026 and December 31, 2025, we had commitments under various agreements for capital expenditures totaling $0.2 million and $0.2 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received two grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) for our VISIONARY-MS clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) for our REPAIR-MS clinical trial. Pursuant to the grants, if we make future commercial sales of CNM-Au8 for MS, we will repay: (i) 50% of the grants upon the first commercial sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment of 450% of the grants if all milestones are achieved. If NMSS has not yet received aggregate repayments equal to 300% of the 2019 Grant or 150% of the 2023 Grant, then the following events will trigger repayment of 300% of the 2019 Grant, or $1.0 million, and 150% of the 2023 Grant, or $1.0 million, less any amounts previously paid: (i) sale of all or substantially all of our assets and business, (ii) sale of any portion of our assets and business including CNM-Au8 for MS treatment, (iii) exclusive licensing of our intellectual property claiming CNM-Au8 for MS treatment, (iv) a collaboration with a third-party to develop CNM-Au8 for MS treatment (2019 Grant only), or (v) licensing of our commercialization rights to CNM-Au8 for MS treatment (2023 Grant only). As of March 31, 2026, we have not met any of the above milestones. We account for these provisions in accordance with ASC 450, Contingencies (“ASC 450”). We assessed the likelihood of each event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities in accordance with ASC 450 that were not probable as of March 31, 2026, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.2 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of loss before income taxes for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$(8,106)	$(701)
Foreign	15	(50)
Net loss before income taxes	$(8,091)	$(751)

We are subject to taxation in the U.S., Australia, Netherlands, and various state jurisdictions. Our tax returns from 2016 to present are subject to examination by U.S. and state authorities due to the carry forward of unutilized net operating losses and research and development credits. We currently have no pending examinations. We compute our quarterly income tax provision by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on our net operating losses and other deferred tax assets.

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of March 31, 2026, a total of 109,060 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023, May 2024, and May 2025. Currently, 3,220,000 shares of Common Stock are reserved for issuance thereunder. As of March 31, 2026, a total of 3,022,823 stock options and other stock awards had been granted under the 2020 Plan, and 197,177 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026(1)	2025
General and administrative	$598	$1,001
Research and development	714	946
Total stock-based compensation expense	$1,312	$1,947

(1)	Excludes $1.1 million of stock options issued to pay deferred employee compensation recorded in accrued liabilities.

Stock Options

Outstanding stock options and related activity during the three months ended March 31, 2026 was as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2025	2,787,201	$20.79	8.11	$1,013
Granted	329,201	5.36	9.82	—
Expired	(858)	52.73	—	—
Outstanding – March 31, 2026	3,115,544	$19.15	8.07	$457
Vested and exercisable – March 31, 2026	2,082,828	$24.78	7.91	$306
Vested, exercisable or expected to vest – March 31, 2026	3,115,544	$19.15	8.07	$457

As of March 31, 2026 and December 31, 2025, we had approximately $3.8 million and $4.8 million, respectively, of unrecognized stock-based compensation costs related to unvested stock options that is expected to be recognized over a weighted-average period of 1.42 years and 1.52 years, respectively. Our unrecognized stock-based compensation cost excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of  March 31, 2026 and December 31, 2025.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $4.24 and $3.57, respectively. The assumptions used to calculate the fair value of stock options granted during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Expected stock price volatility	101.88% – 107.55%	105.16% – 110.25%
Risk-free interest rate	3.65% – 3.85%	4.05% – 4.24%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00	5.00 – 6.25

Note 12. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of March 31, 2026 was as follows:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents – money market funds	$3,254	$—	$—	$3,254
Common stock warrant liabilities	—	—	12,005	12,005
Derivative liabilities	—	—	2,380	2,380

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2025 was as follows:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents – money market funds	$2,211	$—	$—	$2,211
Common stock warrant liabilities	—	—	5,063	5,063
Derivative liabilities	—	—	3,093	3,093

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the three months ended March 31, 2026 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2025	$5,063	$3,093
Initial fair value of instruments issued	5,882	—
Change in fair value	1,060	(713)
Balance – March 31, 2026	$12,005	$2,380

Changes in the fair value of our Level 3 financial instruments during the three months ended March 31, 2025 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2024	$4,541	$1,804
Change in fair value	(2,510)	(1,147)
Balance – March 31, 2025	$2,031	$657

Valuation of Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable are categorized within Level 3 of the fair value hierarchy. The 2019 MD Loan and 2019 Cecil Loan are carried at the greater of principal plus accrued interest or the value of certain “phantom shares” (see Note 8) which approximates fair value. The 2022 MD Loan, 2022 DHCD Loan, and 2025 SSCP Notes are carried at amortized cost, which approximates fair value due to our credit risk and market interest rates.

The 2024 SSCP Notes are carried at their amortized cost of $9.9 million and $9.3 million as of  March 31, 2026 and  December 31, 2025, respectively. As of  March 31, 2026 and  December 31, 2025, amortized cost did not approximate fair value and the fair value of the 2024 SSCP Notes, excluding the SSCPN Derivative Liabilities pertaining to the 2024 SSCP Notes, was approximately $8.8 million, and $8.2 million respectively.

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

	March 31,	December 31,
	2026	2025
Expected stock price volatility	118.60%	107.30%
Discount rate	20.00%	19.00%
Risk-free interest rate	3.70%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.45 – 0.87	0.38 – 1.12
Probability of change of control	20.00%	20.00%
Probability of dissolution	30.00%	35.00%
Probability of held to maturity	50.00%	45.00%

Valuation of the Common Stock Warrant Liabilities

Pursuant to a loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), which we repaid in 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The 2023 Avenue Warrant, as amended, is classified as a liability and carried at fair value. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) held to expiration. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2026	2025
Expected stock price volatility	104.20% – 121.60%	104.40% – 119.00%
Risk-free interest rate	3.70% – 3.80%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 2.25	0.50 – 2.50
Probability of change of control	20.00%	20.00%
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	50.00%	45.00%

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

	March 31,	December 31,
	2026	2025
Expected stock price volatility	89.90%	124.00%
Risk-free interest rate	3.70%	3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.21	0.46
Probability of NDA acceptance before warrant expiration	0.00%	0.00%
Probability of fundamental transaction before warrant expiration	0.00%	0.00%
Probability of dissolution before warrant expiration	30.00%	35.00%
Probability of held to expiration	70.00%	65.00%

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

	March 31,	December 31,
	2026	2025
Expected stock price volatility	101.30%	104.30%
Risk-free interest rate	3.80%	3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.50	3.75
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	70.00%	65.00%

Pursuant to a registered direct public offering in January 2026, we issued warrants to purchase 1,114,000 shares of Common Stock at $6.00 per share (the “Series A Warrants”). The exercise price of the Series A Warrants will increase to $7.00 per share if (i) the Series A Warrant is exercised prior to our public announcement of the FDA’s posted action date under the Prescription Drug User Fee Act for our NDA for CNM-Au8 (the “Series A Trigger Announcement”), or (ii) the VWAP of our Common Stock equals or exceeds $10.00 on the Series A Price Measurement Date, as defined below. The “Series A Price Measurement Date” means (A) the trading day on which the Series A Trigger Announcement is made, if such announcement is made prior to 9:00 a.m. (New York City time) on such trading day, or (B) the first trading day immediately following the day on which the Series A Trigger Announcement is made, if such announcement is made at or after 9:01 a.m. (New York City time) on a trading day or on a day that is not a trading day.

The Series A Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series A Trigger Announcement (ii) the expected stock price increase if the Series A Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series A Trigger Announcement does not occur. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	March 31,	January 13
	2026	2026
Expected stock price volatility	101.90%	107.30%
Risk-free interest rate	3.83%	3.68%
Expected term (in years)	0.50 – 2.79	0.46 – 3.00
Probability of Series A Trigger Announcement	50.00%	35.00%
Expected stock price increase if Series A Trigger Announcement occurs	35.00%	35.00%
Expected stock price decrease if Series A Trigger Announcement does not occur	85.00%	85.00%

Pursuant to a registered direct public offering in January 2026, we issued warrants to purchase 2,599,333 shares of Common Stock at $6.00 per share (the “Series B Warrants”). The exercise price of the Series B Warrants will increase to (i) $10.00 per share if the VWAP of our Common Stock equals or exceeds $20.00 on the Series B Price Measurement Date, or (ii) $12.50 per share if (A) the VWAP of our Common Stock equals or exceeds $25.00 on the Series B Price Measurement Date, or (B) the Series B Warrant is exercised prior to our public announcement of receipt of written approval from the FDA of our NDA for CNM-Au8 in ALS, which announcement shall be made promptly after receipt of such approval (the “Series B Trigger Announcement”). The “Series B Price Measurement Date” means (A) the trading day on which the Series B Trigger Announcement is made, if such announcement is made prior to 9:00 a.m. (New York City time) on such trading day, or (B) the first trading day immediately following the day on which the Series B Trigger Announcement is made, if such announcement is made at or after 9:01 a.m. (New York City time) on a trading day or on a day that is not a trading day.

The Series B Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series B Announcement (ii) the expected stock price increase if the Series B Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series B Trigger Announcement does not occur. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	March 31,	January 13
	2026	2026
Expected stock price volatility	101.90%	107.30%
Risk-free interest rate	3.83%	3.68%
Expected term (in years)	1.00 – 4.79	0.96 – 5.00
Probability of Series B Trigger Announcement	35.00%	24.00%
Expected stock price increase if Series B Trigger Announcement occurs	100.00%	100.00%
Expected stock price decrease if Series B Trigger Announcement does not occur	95.00%	95.00%

Note 13. Capital Stock

As of March 31, 2026 and December 31, 2025, our amended and restated certificate of incorporation authorized us to issue 600,000,000 shares of Common Stock, par value $0.0001 per share; and 1,000,000 shares of Preferred Stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, we had 11,778,307 and 10,849,974 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

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

Common Stock Warrants

We have issued the following outstanding warrants to purchase shares of Common Stock:

				Number of Shares Issuable
				March 31,	December 31,
Warrant Class	Exercise Price	Expiration	Classification	2026	2025
2023 Avenue Warrant(1)	$4.6014	June 2028	Liability	150,000	150,000
Tranche A Warrants(2)	$22.00	June 2026	Liability	2,500,000	2,500,000
Tranche B Warrants(3)	$30.00	June 2030	Equity	2,500,000	2,500,000
2024 Common Warrants(4)	$4.82	October 2029	Liability	1,546,914	1,546,914
Series A Warrants(5)	$6.00	January 2029	Liability	1,114,000	—
Series B Warrants(6)	$6.00	January 2031	Liability	2,599,333	—
Total shares				10,410,247	6,696,914

(1)	We issued the 2023 Avenue Warrant pursuant to a loan with Avenue (see Note 12). As of March 31, 2026 and December 31, 2025, the 2023 Avenue Warrant had not been exercised.

(2)

We issued the Tranche A Warrants in a June 2023 public equity offering. Each Tranche A Warrant is exercisable for one share of Common Stock. The Tranche A Warrants expire on the earlier of (i) 60 days following the date of our public announcement that an NDA for CNM-Au8 has been accepted by the FDA, or (ii) June 16, 2026. As of March 31, 2026 and December 31, 2025, no Tranche A Warrants had been exercised.

(3)

We issued warrants in a June 2023 public equity offering (the “Tranche B Warrants”). Each Tranche B Warrant is exercisable for one share of Common Stock. The Tranche B Warrants expire on the earlier of (i) 60 days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. As of March 31, 2026 and December 31, 2025, no Tranche B Warrants had been exercised.

(4)

We issued the 2024 Common Warrants in an October 2024 public equity offering. Each 2024 Common Warrant is exercisable for one share of Common Stock. As of March 31, 2026 and December 31, 2025, no 2024 Common Warrants had been exercised.

(5)

We issued the Series A Warrants in a January 2026 public equity offering. Each Series A Warrant is exercisable for 1.2 shares of Common Stock. The Series A Warrants expire three years from issuance unless, if on or after the first trading day immediately following the Series A Price Measurement Date, the closing price of our Common Stock is in-the-money, then we shall have the right, for a period of seven business days (such seventh day, the “Call Date”) following such trading date, to redeem or call for cancellation all or any portion of the Series A Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.01 per share (the “Redemption Price”). Any portion not exercised by 5:00 p.m. Eastern Time on the Call Date shall be automatically redeemed by us for the Redemption Price and shall thereafter be null and void. As of March 31, 2026, no Series A Warrants had been exercised.

(6)

We issued the Series B Warrants in a January 2026 public equity offering. Each Series B Warrant is exercisable for 2.8 shares of Common Stock. The Series B Warrants expire five years from issuance unless, if on or after the first trading day immediately following the Series B Price Measurement Date, the closing price of our Common Stock is in-the-money, then we shall have the right, for a period of seven business days following such trading date, to redeem or call for cancellation all or any portion of the Series B Warrants for which a notice of exercise has not yet been delivered for the Redemption Price. Any portion not exercised by 5:00 p.m. Eastern Time on the Call Date shall be automatically redeemed by us for the Redemption Price and shall thereafter be null and void. As of March 31, 2026, no Series B Warrants had been exercised.

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

In January 2026, pursuant to a placement agency agreement with BTIG, LLC (“BTIG”), we sold 928,333 shares of Common Stock, Series A Warrants to purchase up to 1,114,000 shares of Common Stock, and Series B Warrants to purchase up to 2,599,333 shares of Common Stock. The aggregate gross proceeds were approximately $6.0 million, of which $0.3 million was contributed by certain of our directors and their affiliated entities, excluding the proceeds, if any, from the exercise of the Series A Warrants and Series B Warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid BTIG a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective on April 25, 2025, and a related prospectus supplement. The total fair value of the Common Stock, Series A Warrants, and Series B Warrants sold in the offerings exceeded the offering proceeds by $4.6 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity during the three months ended March 31, 2026. The placement agent fees and offering expenses were allocated to the Common Stock, Series A Warrants, and Series B Warrants sold in the offering based on their relative fair values, with the amounts allocated to the liability-classified Series A Warrants and Series B Warrants recorded as an expense and the amounts allocated to the Common Stock as a reduction to its initial carrying value.

Common Stock Sales Agreement

In April 2022, we entered into an equity distribution agreement (the “2022 ATM Agreement”), which we amended in December 2022. In April 2025, we entered into an equity distribution agreement (the “2025 ATM Agreement,” and collectively with the 2022 ATM Agreement, the “ATM Agreements”). Canaccord acts as placement agent under the ATM Agreements and we may offer and sell shares of Common Stock from time to time through Canaccord. The issuance and sale of Common Stock by us under the 2022 ATM Agreement was made pursuant to our 2022 S-3, which expired on April 26, 2025. The issuance and sale of Common Stock by us under the 2025 ATM Agreement was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective by the SEC on April 25, 2025 (the “2025 S-3”), and a related prospectus supplement.

Pursuant to the ATM Agreements, Canaccord is not required to sell any specific number or dollar amount of Common Stock but will act as our placement agent to sell, on our behalf, all of the Common Stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of Common Stock, if any. We did not effect any sales during the three months ended March 31, 2026. During the three months ended March 31, 2025, we sold 578,205 shares of Common Stock, generated gross proceeds of $2.7 million, and paid commissions of $0.1 million.

Note 14. Net Loss Per Share

The computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator:
Net loss attributable to common stockholders	$(8,091)	$(751)
Denominator:
Weighted average common shares outstanding	11,644,214	8,824,673
Net loss per share attributable to common stockholders – basic and diluted	$(0.69)	$(0.09)

The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions that were not satisfied by the end of the period:

	Three Months Ended March 31,
	2026	2025
Convertible notes payable (see Note 8)	1,550,219	1,209,289
Common stock warrants (see Note 13)	10,410,247	6,818,518
Options to purchase common stock (see Note 11)	3,115,544	2,261,124
Unvested restricted stock awards (see Note 11)	—	37,441
Contingent earn-out shares (see Note 2)	—	329,628
Total shares excluded from diluted net loss per share	15,076,010	10,656,000

Note 15. Related Party Transactions

Supply and License Agreements

In August 2018, we entered into a supply agreement (the “Supply Agreement”) and license agreement (the “License Agreement”) with 4Life, an international supplier of health supplements, stockholder, and debt holder, in conjunction with 4Life’s investment in the Series C preferred stock and warrants of our predecessor. 4Life is controlled by David Lisonbee, who is also a stockholder, debt holder, and board member of a subsidiary of Clene. On April 25, 2024, we entered into an amendment to the Supply Agreement and License Agreement (the “Amended 4Life Agreements”). The Amended 4Life Agreements contain the following terms:

●

Supply Agreement.  We granted 4Life, or its affiliates and mutually-agreed upon manufacturing vendors (the “Buyer Purchasing Parties”) an exclusive right to purchase certain of our dietary supplement and non-pharmaceutical products (the “Licensed Products”), and agreed we shall exclusively sell the Licensed Products to the Buyer Purchasing Parties. The purchase price of Licensed Products shall be equal to our cost plus 20%. 4Life must sell certain amounts of Licensed Products for the calendar years beginning in 2024 and extending through 2033 (the “Minimum Sales Commitment”), with Minimum Sales Commitments for years subsequent to 2033, if applicable, to be negotiated between the Company and 4Life. Effective April 30, 2026, we permanently converted 4Life’s exclusive rights to purchase Licensed Products to non-exclusive rights based on (i) 4Life’s failure to achieve the Minimum Sales Commitment for two consecutive years, and (ii) 4Life’s failure to pay additional royalty fees to maintain exclusivity (the “Exclusivity Provision”).

●

License Agreement.  We granted 4Life an exclusive, royalty-bearing license to use, sell, and commercialize the Licensed Products. On a quarterly basis, 4Life shall pay us a royalty rate of 3% of incremental sales of Licensed Products, which is equal to the lesser of (a) the increase in net sales for the quarter over a base period quarter as determined in the License Agreement, or (b) net sales. Effective April 30, 2026, we permanently converted 4Life’s exclusive rights to use, sell, and commercialize the Licensed Products to non-exclusive rights as it failed to meet the Exclusivity Provision and did not pay us the difference between (a) the royalty fee that would otherwise have been earned by us if 4Life had met the Minimum Sales Commitment and (b) actual royalties paid to us. The term of the License Agreement will continue until December 31, 2033, unless earlier terminated pursuant to the License Agreement or Supply Agreement. The Amended 4Life Agreements are renewable for additional five-year terms upon mutual agreement of the parties.

We currently provide (i) an aqueous zinc-silver ion dietary (mineral) supplement on a non-exclusive basis to 4Life that is sold under the trade name Zinc Factor™, and (ii) an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles on an exclusive basis to 4Life that is sold under the trade name Gold Factor™ and is subject to royalties. Total revenue under the Amended 4Life Agreements during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Product revenue from related parties	$—	$63
Royalty revenue from related parties	14	17
Total revenue from related parties	$14	$80

Note 16. Geographic and Segment Information

Geographic Information

All of our long-lived assets, composed of property and equipment, net by location, were held in the U.S. All of our revenue from external customers was generated in the U.S.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenue from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the three months ended March 31, 2026 and 2025, these items were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment revenue from external customers	$15	$81
Segment operating expenses:
Cost of revenue	—	20
Research and development:
CNM-Au8:
Amyotrophic lateral sclerosis	824	1,343
Multiple sclerosis	70	25
Regulatory activities	196	130
General/preclinical/nonclinical	20	63
Facilities	391	419
Depreciation	338	338
Manufacturing	(367)	83
Research	9	5
Equipment	60	14
Maintenance	17	32
Information technology	67	65
Personnel	2,023	2,160
Stock-based compensation	714	946
Grant revenue as a reduction of research and development expense	(4,050)	(4,167)
Other segment items ‒ Research and development(1)	17	25
General and administrative:
Insurance	151	181
Legal	51	148
Finance and accounting	333	310
Public and investor relations	93	111
Facilities	33	30
Depreciation	17	66
Information technology	22	49
Personnel	638	832
Stock-based compensation	598	1,001
Grant revenue as a reduction of general and administrative expense	(236)	(163)
Other segment items ‒ General and administrative(2)	47	91
Segment loss from operations	(2,061)	(4,076)

Reconciliation of segment loss from operations:
Adjustments and reconciling items	—	—
Consolidated loss from operations	$(2,061)	$(4,076)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.

(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenue during the three months ended March 31, 2026 and 2025 was predominantly with a single customer, 4Life, through our Amended 4Life Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net loss before income taxes for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment loss from operations	$(2,061)	$(4,076)
Total other income (expense), net(1)	(6,030)	3,325
Net loss before income taxes	$(8,091)	$(751)

(1)	Represents consolidated total other income (expense), net, as reported on the consolidated statements of operations and comprehensive loss.

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of March 31, 2026 and  December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Total assets:
Products	$15,629	$12,828
Corporate	6,036	5,303
Consolidated	$21,665	$18,131

We had no additions to long-lived assets during the three months ended March 31, 2026 and 2025.

Note 17. Subsequent Events

Underwritten Public Offering

On May 6, 2026, pursuant to an underwriting agreement with Canaccord, we issued and sold 1,000,000 shares of Common Stock at an offering price of $7.00 per share. The aggregate gross proceeds were $7.0 million, before deducting underwriting discounts commissions and estimated offering expenses payable by us. The offering was made pursuant to our 2025 S-3 and a prospectus supplement related to the offering. We are currently evaluating the accounting and disclosure impact for the proceeds from the offering and the classification of the associated equity securities.

Second Amendment to 2024 Senior Secured Convertible Promissory Notes

On May 11, 2026, we entered into the Second Amendment (see Note 8), which (i) extended the maturity date of the 2024 SSCP Notes to the earlier of (A) August 13, 2027 or (B) upon a change in control transaction, and (ii) deferred principal and accrued interest repayments, which were previously scheduled to commence in September 2026, until the maturity date. The other material terms of the 2024 SSCP Notes remain effective as disclosed in Note 8. Pursuant to ASC 470, the Second Amendment qualified as a refinancing of a short-term obligation on a long-term basis after the date of the condensed consolidated balance sheets, therefore we reclassified $3.5 million of notes payable and $6.4 million of convertible notes payable from current to long-term on the condensed consolidated balance sheets as of March 31, 2026. We are currently evaluating any additional accounting and disclosure impact of the Second Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us,” or “our” are intended to mean the business and operations of Clene Inc. and its consolidated subsidiaries.

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

Our development and clinical efforts are dedicated to revolutionizing the treatment of neurodegenerative diseases to restore and protect neuronal health and function. Our nanotherapeutics target cellular energy impairments that are common to many diseases and we are currently focused on addressing the high unmet medical needs in central nervous system disorders including amyotrophic lateral sclerosis (“ALS”), multiple sclerosis (“MS”), and Parkinson’s disease (“PD”). We currently have no drugs approved for commercial sale and have not generated any revenue from drug sales. We have never been profitable and have incurred operating losses in each year since inception. We generate revenue from sales of dietary supplements through our wholly-owned subsidiary, dOrbital, Inc., or through an exclusive license with 4Life Research LLC (“4Life”), an international supplier of health supplements, stockholder, debt holder, and related party. We anticipate this revenue to be small compared to our operating expenses and to the revenue we expect to generate from potential future sales of our drug candidates, for which we are currently conducting clinical trials.

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

We had a Type C in-person meeting with the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2026 to discuss the statistically significant reductions in neurofilament light (“NfL”) and glial fibrillary acidic protein (“GFAP”), the strong associations of biomarker improvements with longer survival in participants treated with CNM-Au8®, and to confirm our ability to file a new drug application (“NDA”) for ALS under an accelerated approval pathway. On May 4, 2026, we announced receipt of the final meeting minutes. During the meeting and confirmed in the final meeting minutes, the FDA stated that our “proposed data may be capable of supporting the submission and review of an [NDA] under the accelerated approval pathway for the treatment of ALS.” The FDA reminded the Company that the submission should demonstrate the effectiveness of an effect of CNM-Au8 on NfL and show that the magnitude of change in NfL is reasonably likely to predict clinical benefits in patients with ALS. We intend to submit our NDA in the third quarter of 2026, which will remain a matter of FDA review.

The FDA also noted that “NfL could potentially serve as a reasonably likely surrogate endpoint to support (an) accelerated approval.” This submission would occur under the Subpart H accelerated approval pathway (21 CFR 314.510) in ALS. The FDA has also requested that we provide additional information in our NDA, including to support a connection between the reported magnitude of reduction in NfL and clinical benefit, which we have prepared and will include in the submission.

The planned NDA submission will be supported by NfL biomarker and clinical data from the Phase 2 HEALEY ALS Platform Trial and its open-label extension, as well as the Phase 2 RESCUE-ALS Trial, and the National Institutes of Health-sponsored expanded access protocol for CNM-Au8. Supporting data include reductions in plasma NfL associated with longer survival in the open-label extension and additional clinical outcomes. CNM-Au8 has previously received Orphan Drug Designation from the FDA for the treatment of ALS. We plan to initiate our Phase 3 RESTORE-ALS trial during the first quarter of 2027 and serving as the post-approval confirmatory study.

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

Research and Development Expenses

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and personnel expenses for salaries, benefits, and stock-based compensation; fees for legal, finance, accounting, tax, and information technology services; insurance costs; expenses for public and investor relations; rent, utilities, depreciation, and other costs related to our facilities.

We anticipate that our general and administrative expenses in future periods will be contingent upon our regulatory pathway with the FDA. If we are able to file an NDA with the FDA under an accelerated approval pathway, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock-based compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If we are unable to file an NDA with the FDA under an accelerated approval pathway, or if our NDA is not approved, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial manufacturing expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of (i) interest income and interest expense, (ii) changes in the fair value of our common stock warrant liabilities and derivative liabilities, and (iii) research and development tax credits, unrestricted grants, and conditional grants for which applicable conditions have been met.

Results of Operations

Our results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Revenue:
Product revenue	$1	$64	(98)%
Royalty revenue	14	17	(18)%
Total revenue	15	81	(81)%
Operating expenses:
Cost of revenue	—	20	*
Research and development	329	1,481	(78)%
General and administrative	1,747	2,656	(34)%
Total operating expenses	2,076	4,157	(50)%
Loss from operations	(2,061)	(4,076)	(49)%
Total other income (expense), net	(6,030)	3,325	*
Net loss	$(8,091)	$(751)	977%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three months ended March 31, 2026 and 2025, changes in product and royalty revenue was due to the timing of purchases and sales of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
CNM-Au8:
Amyotrophic lateral sclerosis	$824	$1,343	(39)%
Multiple sclerosis	70	25	180%
Regulatory activities	196	130	51%
General/preclinical/nonclinical	20	63	(68)%
Unallocated:
Facilities	391	419	(7)%
Depreciation	338	338	0%
Manufacturing	(367)	83	*
Research	9	5	80%
Equipment	60	14	329%
Maintenance	17	32	(47)%
Information technology	67	65	3%
Other	17	25	(32)%
Personnel	2,023	2,160	(6)%
Stock-based compensation	714	946	(25)%
Grant revenue as a reduction of research and development expense	(4,050)	(4,167)	(3)%
Total research and development	$329	$1,481	(78)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) a decrease in expenses related to our ALS clinical programs, including a decrease in expenses related to our two ongoing expanded access programs (“EAPs”) with Massachusetts General Hospital and our ongoing National Institutes of Health-sponsored compassionate-use EAP (the “ACT-EAP”) and a decrease in expenses for planning activities for our RESTORE-ALS clinical trial; (B) an increase in expenses related to our MS clinical programs primarily due to an increase in expenses for our MS EAP, (C) an increase in expenses for regulatory activities primarily driven by higher expenses related to our ongoing FDA discussions and NDA submission-related activities, and (D) a decrease in pre-clinical, non-clinical, and other general CNM-Au8-related expenses;

(ii)

a decrease in unallocated expenses, primarily due to an offset to manufacturing expenses due to reprocessing multiple gold lots by our supplier when the commodity price of gold increased compared to the original purchase prices, partially offset by an increase in equipment-related expenses;

(iii)	a decrease in personnel expenses, primarily due to cost-saving initiatives;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel; and

(v)	a decrease in grant revenue, which is recorded as a reduction to research and development expense, due to a decrease in reimbursable research and development expenses in the ACT-EAP.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Insurance	$151	$181	(17)%
Legal	51	148	(66)%
Finance and accounting	333	310	7%
Public and investor relations	93	111	(16)%
Facilities	33	30	10%
Depreciation	17	66	(74)%
Information technology	22	49	(55)%
Personnel	638	832	(23)%
Stock-based compensation	598	1,001	(40)%
Grant revenue as a reduction of general and administrative expense	(236)	(163)	45%
Other	47	91	(48)%
Total general and administrative	$1,747	$2,656	(34)%

The change in general and administrative expenses was primarily due to the following:

(i)

a decrease in legal fees, primarily due to a decrease in legal fees related to intellectual property, regulatory activities, and financing and fundraising; partially offset by an increase in other general corporate legal fees;

(ii)	a decrease in depreciation expense due to certain assets reaching the end of their depreciable life;

(iii)	a decrease in personnel expenses, primarily due to cost-saving initiatives;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel;

(v)	an increase in grant revenue, which is recorded as a reduction to general and administrative expense, due to an increase in reimbursable general and administrative expenses in the ACT-EAP; and

(vi)	a decrease in other expenses related to lobbying activities.

Total Other Income (Expense), Net

Total other income (expense), net, during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Interest income	$47	$81	(42)%
Interest expense	(791)	(608)	30%
Issuance costs for common stock warrant liabilities	(393)	—	*
Loss on initial issuance of equity	(4,582)	—	*
Change in fair value of common stock warrant liabilities	(1,060)	2,510	*
Change in fair value of derivative liabilities	713	1,147	(38)%
Research and development tax credits and unrestricted grants	36	195	(82)%
Total other income (expense), net	$(6,030)	$3,325	*

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	a decrease in interest income primarily due to lower average balances of cash and cash equivalents and lower interest rates in 2026;

(ii)

an increase in interest expense primarily due to the senior secured convertible promissory notes issued in August 2025, partially offset by declining balances of notes payable following principal repayments;

(iii)	issuance costs from a public equity offering allocated to liability-classified warrants during the three months ended March 31, 2026;

(iv)	a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering during the three months ended March 31, 2026;

(v)

a loss from the changes in fair value of common stock warrant liabilities during the three months ended March 31, 2026, and a gain during the three months ended March 31, 2025. The changes in fair value were due to changes in price of our common stock, par value $0.0001 per share (“Common Stock”) and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(vi)

a gain from the change in fair value of the derivative liabilities separated from our senior secured convertible promissory notes during the three months ended March 31, 2026 and 2025. The changes in fair value were due to changes in price of our Common Stock and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(vii)

a decrease in research and development tax credits and unrestricted grants due to the receipt of Maryland tax credits during the three months ended March 31, 2025 that were not received during the three months ended March 31, 2026.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.50%. As of March 31, 2026 and December 31, 2025, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the three months ended March 31, 2026 and 2025. We recorded other income of $36,000 and $24,000 for the three months ended March 31, 2026 and 2025, respectively, for research and development tax credits pertaining to Clene Australia for the 2026 and 2025 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the three months ended March 31, 2026 and 2025. Clene Netherlands had no taxable income or provision for income taxes for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Sources of Capital

We have incurred significant losses and negative cash flows from operations since our inception. We expect to incur additional losses in the future to fund our operations and conduct research and development of our drug candidates. We recognize the need to raise additional capital to fully implement our business plan. The long-term continuation of our business plan is dependent upon the generation of sufficient revenue from our products to offset expenses and capital expenditures. In the event that we do not generate sufficient revenue and are unable to obtain funding, we will be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion, commercialization efforts, or capital expenditures, which could adversely affect our business prospects, ability to meet long-term liquidity needs, or we may be unable to continue operations.

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $201.7 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $71.1 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from our reverse recapitalization whereby we became a public company;

●	gross proceeds of $10.2 million from refundable research and development tax credits;

●	gross proceeds of $15.8 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $2.1 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. Our accumulated deficit was $316.4 million and $308.3 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents totaled $5.9 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively, and net cash used in operating activities was $4.5 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

We have incurred significant losses and negative cash flows from operations since our inception. We have not generated significant revenue since our inception, and we do not anticipate generating significant revenue unless we successfully complete development and obtain regulatory approval for commercialization of a drug candidate. We expect to incur additional losses in the future, particularly as we advance the development of our clinical-stage drug candidates, continue research and development of our preclinical drug candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future drug candidates. We expect that within the next twelve months, we will not have sufficient cash and other resources on hand to sustain our current operations or meet our obligations as they become due unless we obtain additional financing. Additionally, pursuant to our senior secured convertible promissory notes issued in December 2024 (the “2024 SSCP Notes”), we are required to maintain unrestricted cash and cash equivalents of at least $2.0 million to avoid acceleration of the full balance of the 2024 SSCP Notes (see Note 8 to the condensed consolidated financial statements). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three months ended March 31, 2026, we raised $6.0 million of gross proceeds from a registered direct offering of equity securities (see Note 13 to the condensed consolidated financial statements), and subsequent to March 31, 2026, we raised $7.0 million of gross proceeds from a registered direct offering of equity securities (see Note 17 to the condensed consolidated financial statements). While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts, reducing employee compensation, and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development and pre-commercial activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Firm commitments for funds include approximately $1.1 million of payments under operating lease obligations, payment of principal and interest on notes payable and convertible notes payable totaling $2.5 million, and a commitment for capital expenditures totaling $0.2 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand. Additional sources of funds include equity financing, debt financing, or other capital sources.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including research and development, personnel, regulatory, and other clinical trial costs related to development of our lead drug candidate, CNM-Au8; general and administrative costs to support our drug development activities in advance of receiving regulatory approval for our drug candidates; and principal and interest payments on our notes payable and convertible notes payable. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $3.6 million of payments under operating lease obligations, and interest and principal repayment of notes payable and convertible notes payable of $18.6 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources.

Use of Funds

Our cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,528)	$(5,011)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	5,234	2,673
Effect of foreign exchange rate changes on cash	44	15
Net increase (decrease) in cash, cash equivalents and restricted cash	$750	$(2,323)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2026, which resulted from a net loss of $8.1 million, adjusted for non-cash items totaling $7.8 million and a net change in operating assets and liabilities of $4.3 million. Significant non-cash items included: (i) depreciation expense of $0.4 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.2 million, (iii) stock-based compensation expense of $1.3 million, (iv) accretion of debt discount of $0.3 million, (v) non-cash interest expense on notes payable of $0.4 million, (vi) issuance costs for common stock warrant liabilities of $0.4 million, (vii) a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering of $4.6 million, (viii) a change in fair value of our common stock warrant liabilities of $1.1 million due to changes in the price of our Common Stock and changes in valuation model inputs, and (ix) a change in fair value of our derivative liabilities of $0.7 million due to changes in the price of our Common Stock and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (i) an increase in accounts payable of $0.4 million due to the timing of vendor invoicing and payments, (ii) an increase in prepaid expenses and other current assets of $3.3 million due to (A) the timing of vendor invoicing and payments, (B) an increase in metals to be used in research and development due to the timing of invoicing, payments, and deliveries from our supplier, and changes in the commodity price of gold during reprocessing by our supplier compared to the original purchase price, and (C) an increase in grants receivable related to ACT-EAP reimbursements, partially offset by (D) a decrease in research and development tax credits receivable due to the timing of refund payments, and (E) a decrease in miscellaneous prepaids and other current assets, (iii) a decrease in accrued liabilities of $1.2 million primarily due to (A) a decrease in accrued compensation and benefits resulting from payments of deferred employee bonuses in cash and equity and a decrease in deferred grants due to satisfaction of grant conditions or performance obligations, partially offset by (C) an increase in other miscellaneous accrued liabilities, and (iv) a decrease in operating lease obligations of $0.2 million.

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2025, which resulted from a net loss of $0.8 million, adjusted for non-cash items totaling $0.9 million and a net change in operating assets and liabilities of $3.3 million. Significant non-cash items included: (i) depreciation expense of $0.4 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.1 million, (iii) stock-based compensation expense of $1.9 million, (iv) accretion of debt discount of $0.2 million, (v) non-cash interest expense on notes payable of $12,000, (vi) a change in fair value of our common stock warrant liabilities of $2.5 million due to changes in the price of our Common Stock and changes in valuation model inputs, and (vii) a change in fair value of the our derivative liabilities of $1.1 million due to changes in the price of our Common Stock and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (i) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.2 million due to the timing of vendor invoicing and payments, (ii) a decrease in inventory of $30,000 (iii) an increase in prepaid expenses and other current assets of $0.9 million due to (A) the timing of vendor invoicing and payments, (B) the timing of receipt of metals to be used in research and development, (C) an increase in prepaid ACT-EAP expenses, and (D) an increase in research and development tax credits receivable, (iv) a decrease in accrued liabilities of $2.5 million primarily due to (A) a decrease in deferred grants, (B) a decrease in accrued CRO and clinical fees, and (C) a decrease in other miscellaneous accrued liabilities, partially offset by (D) an increase in accrued compensation and benefits, and (v) a decrease in operating lease obligations of $0.2 million.

Investing Activities

We had no net cash provided by or used in investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2026, which consisted of proceeds from the issuance of common stock and warrants, net of offering costs, of $5.3 million, partially offset by payments of notes payable of $0.1 million. Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2025, which consisted of proceeds from the issuance of common stock of $2.7 million.

Public Offerings

In January 2026, pursuant to a placement agency agreement with BTIG, LLC (“BTIG”), we sold 928,333 shares of Common Stock, Series A Warrants to purchase up to 1,114,000 shares of Common Stock, and Series B Warrants to purchase up to 2,599,333 shares of Common Stock. The aggregate gross proceeds were approximately $6.0 million, of which $0.3 million was contributed by certain of our directors and their affiliated entities, excluding the proceeds, of any, from the exercise of the Series A Warrants and Series B Warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid BTIG a placement agent fee of 6.00% of the aggregate gross proceeds of the offering. The offering was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective on April 25, 2025, and a related prospectus supplement. The total fair value of the Common Stock, Series A Warrants, and Series B Warrants sold in the offerings exceeded the offering proceeds by $4.6 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity during the three months ended March 31, 2026. The placement agent fees and offering expenses were allocated to the Common Stock, Series A Warrants, and Series B Warrants sold in the offering based on their relative fair values, with the amounts allocated to the liability-classified Series A and Series B Warrants recorded as an expense and the amounts allocated to the Common Stock as a reduction to its initial carrying value.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of March 31, 2026 and December 31, 2025, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the senior secured convertible promissory notes (the “SSCP Notes”) as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the SSCP Notes as liabilities measured at their amortized cost, with carrying values of (i) $9.9 million and $9.3 million for the 2024 SSCP Notes as of March 31, 2026 and December 31, 2025, respectively, and (ii) $1.5 million and $1.4 million for the 2025 SSCP Notes as of March 31, 2026 and December 31, 2025, respectively.

We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the SSCPN Derivative Liabilities resulted in a gain of $0.7 million and a gain of $1.1 million during the three months ended March 31, 2026 and 2025, respectively. We estimate the fair value of the SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of (i) a change of control transaction, (ii) dissolution of the Company, or (iii) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2026	2025
Expected stock price volatility	118.60%	107.30%
Discount rate	20.00%	19.00%
Risk-free interest rate	3.70%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.45 – 0.87	0.38 – 1.12
Probability of change of control	20.00%	20.00%
Probability of dissolution	30.00%	35.00%
Probability of held to maturity	50.00%	45.00%

Common Stock Warrant Liabilities

In accordance with ASC 815, we recognized the below common stock warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

Pursuant to a loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), which we repaid in 2024, we issued a warrant to purchase 150,000 shares of Common Stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a gain of $0.1 million and a gain of $0.2 million during the three months ended March 31, 2026 and 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) held to expiration. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2026	2025
Expected stock price volatility	104.20% – 121.60%	104.40% – 119.00%
Risk-free interest rate	3.70% – 3.80%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.50 – 2.25	0.50 – 2.50
Probability of change of control	20.00%	20.00%
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	50.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued warrants to purchase 2,500,000 shares of Common Stock at $22.00 per share (the “Tranche A Warrants”). The change in fair value of the Tranche A Warrants resulted in a gain of $0.4 million and a gain of $0.6 million during the three months ended March 31, 2026 and 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) acceptance of an NDA by the FDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) held to expiration. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2026	2025
Expected stock price volatility	89.90%	124.00%
Risk-free interest rate	3.70%	3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.21	0.46
Probability of NDA acceptance before warrant expiration	0.00%	0.00%
Probability of fundamental transaction before warrant expiration	0.00%	0.00%
Probability of dissolution before warrant expiration	30.00%	35.00%
Probability of held to expiration	70.00%	65.00%

Pursuant to a registered direct public offering in October 2024, we issued warrants to purchase 1,546,914 shares of Common Stock at $4.82 per share (the “2024 Common Warrants”). The change in fair value of the 2024 Common Warrants resulted in a gain of $0.7 million and a gain of $1.8 million during the three months ended March 31, 2026 and 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) dissolution of the Company and (ii) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	December 31,
	2026	2025
Expected stock price volatility	101.30%	104.30%
Risk-free interest rate	3.80%	3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.50	3.75
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	70.00%	65.00%

Pursuant to a registered direct public offering in January 2026, we issued Series A Warrants to purchase 1,114,000 shares of Common Stock at $6.00 per share. The exercise price of the Series A Warrants will increase to $7.00 per share if (i) the Series A Warrant is exercised prior to our public announcement of the FDA’s posted action date under the Prescription Drug User Fee Act for our NDA for CNM-Au8 (the “Series A Trigger Announcement”), or (ii) the volume weighted average price (“VWAP”) of our Common Stock equals or exceeds $10.00 on the Series A Price Measurement Date, as defined below. The “Series A Price Measurement Date” means (A) the trading day on which the Series A Trigger Announcement is made, if such announcement is made prior to 9:00 a.m. (New York City time) on such trading day, or (B) the first trading day immediately following the day on which the Series A Trigger Announcement is made, if such announcement is made at or after 9:01 a.m. (New York City time) on a trading day or on a day that is not a trading day.

The change in fair value of the Series A Warrants resulted in a loss of $0.3 million during the three months ended March 31, 2026. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series A Trigger Announcement (ii) the expected stock price increase if the Series A Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series A Trigger Announcement does not occur. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	January 13
	2026	2026
Expected stock price volatility	101.90%	107.30%
Risk-free interest rate	3.83%	3.68%
Expected term (in years)	0.50 – 2.79	0.46 – 3.00
Probability of Series A Trigger Announcement	50.00%	35.00%
Expected stock price increase if Series A Trigger Announcement occurs	35.00%	35.00%
Expected stock price decrease if Series A Trigger Announcement does not occur	85.00%	85.00%

Pursuant to a registered direct public offering in January 2026, we issued Series B Warrants to purchase 2,599,333 shares of Common Stock at $6.00 per share. The exercise price of the Series B Warrants will increase to (i) $10.00 per share if the VWAP of our Common Stock equals or exceeds $20.00 on the Series B Price Measurement Date, or (ii) $12.50 per share if (A) the VWAP of our Common Stock equals or exceeds $25.00 on the Series B Price Measurement Date, or (B) the Series B Warrant is exercised prior to our public announcement of receipt of written approval from the FDA of our NDA for CNM-Au8 in ALS, which announcement shall be made promptly after receipt of such approval (the “Series B Trigger Announcement”). The “Series B Price Measurement Date” means (A) the trading day on which the Series B Trigger Announcement is made, if such announcement is made prior to 9:00 a.m. (New York City time) on such trading day, or (B) the first trading day immediately following the day on which the Series B Trigger Announcement is made, if such announcement is made at or after 9:01 a.m. (New York City time) on a trading day or on a day that is not a trading day.

The change in fair value of the Series B Warrants resulted in a loss of $1.9 million during the three months ended March 31, 2026. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series B Announcement (ii) the expected stock price increase if the Series B Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series B Trigger Announcement does not occur. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	March 31,	January 13
	2026	2026
Expected stock price volatility	101.90%	107.30%
Risk-free interest rate	3.83%	3.68%
Expected term (in years)	1.00 – 4.79	0.96 – 5.00
Probability of Series B Trigger Announcement	35.00%	24.00%
Expected stock price increase if Series B Trigger Announcement occurs	100.00%	100.00%
Expected stock price decrease if Series B Trigger Announcement does not occur	95.00%	95.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable valuation inputs were as follows:

	Three Months Ended March 31,
	2026	2025
Expected stock price volatility	101.88% – 107.55%	105.16% – 110.25%
Risk-free interest rate	3.65% – 3.85%	4.05% – 4.24%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00	5.00 – 6.25

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Material Weakness Remediation

Management continues to be actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. During 2025, we made the following enhancements to our control environment:

●	we strengthened the experience of our internal accounting team through refinement of our processes and internal controls over financial reporting and our IT and technical accounting resources; and

●	until we have sufficient technical accounting resources, we engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP.

Our remediation activities are continuing during 2026. In addition to the above actions, we expect to engage in additional activities, or have completed additional activities, including, but not limited to:

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” above there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and results of operations can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described in Part I, Item 1A, Risk Factors of our 2025 Annual Report on Form 10-K, which was filed with the SEC on March 17, 2026. There have been no material changes to the risk factors since previously disclosed in the 2025 Annual Report on Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement, dated May 5, 2026, by and between Clene Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the registrant on May 5, 2026).
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
10.1	Securities Purchase Agreement, dated January 8, 2026, by and between Clene Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
10.2	Placement Agency Agreement, dated January 8, 2026, by and between Clene Inc. and BTIG, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 13, 2026).
10.3#	Subaward Agreement, dated March 13, 2026, by and between Clene Nanomedicine, Inc. and New York University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on March 17, 2026).
10.4*	Letter Agreement, dated April 22, 2026, by and between Clene Inc. and 4Life Research, LLC.
10.5*	Form of Second Amended & Restated Senior Secured Convertible Promissory Note.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
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

CLENE INC.

Dated: May 14, 2026	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: May 14, 2026	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer