Form 10-Q
period 2026-09-30
Clene Inc.
filed 2026-11-04
CIK 1822791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2026 was 14,400,175.

CLENE INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLENE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$9,887	$5,189
Accounts receivable	43	—
Inventory	41	37
Prepaid expenses and other current assets	4,523	3,751
Total current assets	14,494	8,977
Restricted cash	58	58
Operating lease right-of-use assets	2,587	3,073
Property and equipment, net	5,018	6,023
TOTAL ASSETS	$22,157	$18,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$862	$892
Accrued liabilities	2,510	5,002
Operating lease obligations, current portion	788	808
Notes payable, current portion	4,974	1,696
Convertible notes payable, current portion	7,980	2,378
Total current liabilities	17,114	10,776
Operating lease obligations, net of current portion	2,603	3,250
Notes payable, net of current portion	964	3,741
Convertible notes payable, net of current portion	5,295	9,800
Common stock warrant liabilities	8,644	5,063
Derivative liabilities	2,345	3,093
TOTAL LIABILITIES	36,965	35,723
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 600,000,000 shares authorized; 14,213,981 and 10,849,974 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	310,860	290,531
Accumulated deficit	(325,896)	(308,296)
Accumulated other comprehensive income	227	172
TOTAL STOCKHOLDERS’ DEFICIT	(14,808)	(17,592)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,157	$18,131

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$43	$—	$118	$65
Royalty revenue	13	15	43	58
Total revenue	56	15	161	123
Operating expenses:
Cost of revenue	16	—	52	20
Research and development	4,447	3,513	8,247	8,508
General and administrative	1,940	2,150	5,617	7,183
Total operating expenses	6,403	5,663	13,916	15,711
Loss from operations	(6,347)	(5,648)	(13,755)	(15,588)
Other income (expense), net:
Interest income	50	40	152	183
Interest expense	(665)	(649)	(2,151)	(1,936)
Issuance costs for common stock warrant liabilities	—	—	(393)	—
Loss on initial issuance of equity	—	—	(4,582)	—
Change in fair value of common stock warrant liabilities	7,493	(1,728)	2,301	267
Change in fair value of derivative liabilities	3,368	(797)	748	(89)
Research and development tax credits and unrestricted grants	16	5	80	216
Total other income (expense), net	10,262	(3,129)	(3,845)	(1,359)
Net income (loss) before income taxes	3,915	(8,777)	(17,600)	(16,947)
Income tax expense	—	—	—	—
Net income (loss)	$3,915	$(8,777)	$(17,600)	$(16,947)

Other comprehensive income:
Foreign currency translation adjustments	$19	$1	$55	$79
Total other comprehensive income	19	1	55	79
Comprehensive income (loss)	$3,934	$(8,776)	$(17,545)	$(16,868)

Net income (loss) per share – basic and diluted
Basic	$0.30	$(0.85)	$(1.42)	$(1.77)
Diluted	$0.05	$(0.85)	$(1.42)	$(1.77)
Weighted average common shares used to compute basic and diluted net income (loss) per share
Basic	13,079,599	10,284,674	12,374,096	9,549,661
Diluted	14,668,742	10,284,674	12,374,096	9,549,661

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2025	10,849,974	$1	$290,531	$(308,296)	$172	$(17,592)
Issuance of common stock	928,333	—	4,418	—	—	4,418
Stock-based compensation expense	—	—	1,312	—	—	1,312
Issuance of stock options as payment of bonus liability	—	—	1,103	—	—	1,103
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,091)	—	(8,091)
Balances at March 31, 2026	11,778,307	$1	$297,364	$(316,387)	$216	$(18,806)
Issuance of common stock	1,000,000	—	6,421	—	—	6,421
Stock-based compensation expense	—	—	1,040	—	—	1,040
Foreign currency translation adjustment	—	—	—	—	(8)	(8)
Net loss	—	—	—	(13,424)	—	(13,424)
Balances at June 30, 2026	12,778,307	$1	$304,825	$(329,811)	$208	$(24,777)
Issuance of common stock	1,435,674	—	4,956	—	—	4,956
Stock-based compensation expense	—	—	1,079	—	—	1,079
Foreign currency translation adjustment	—	—	—	—	19	19
Net income	—	—	—	3,915	—	3,915
Balances at September 30, 2026	14,213,981	$1	$310,860	$(325,896)	$227	$(14,808)

Balances at December 31, 2024	8,089,565	1	273,194	(282,123)	71	(8,857)
Issuance of common stock	578,205	—	2,673	—	—	2,673
Stock-based compensation expense	—	—	1,947	—	—	1,947
Foreign currency translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(751)	—	(751)
Balances at March 31, 2025	8,667,770	$1	$277,814	$(282,874)	$86	$(4,973)
Issuance of common stock	794,301	—	2,412	—	—	2,412
Stock-based compensation expense	—	—	1,367	—	—	1,367
Foreign currency translation adjustment	—	—	—	—	63	63
Net loss	—	—	—	(7,419)	—	(7,419)
Balances at June 30, 2025	9,462,071	$1	$281,593	$(290,293)	$149	$(8,550)
Issuance of common stock	757,875	—	3,266	—	—	3,266
Stock-based compensation expense	—	—	1,703	—	—	1,703
Foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(8,777)	—	(8,777)
Balances at September 30, 2025	10,219,946	$1	$286,562	$(299,070)	$150	$(12,357)

See accompanying notes to the condensed consolidated financial statements.

CLENE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,600)	$(16,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,057	1,135
Non-cash lease expense	486	418
Issuance costs for common stock warrant liabilities	393	—
Loss on initial issuance of equity	4,582	—
Issuance of common stock as payment of outstanding indebtedness	—	8
Change in fair value of common stock warrant liabilities	(2,301)	(267)
Change in fair value of derivative liabilities	(748)	89
Stock-based compensation expense	3,431	5,017
Accretion of debt discount	706	740
Non-cash interest expense on notes payable	1,166	240
Changes in operating assets and liabilities:
Accounts receivable	(43)	64
Inventory	(4)	7
Prepaid expenses and other current assets	(772)	(817)
Accounts payable	(30)	129
Accrued liabilities	(1,389)	(2,772)
Operating lease obligations	(667)	(791)
Net cash used in operating activities	(11,733)	(13,747)
Cash flows from investing activities:
Purchases of property and equipment	(52)	(11)
Net cash used in investing activities	(52)	(11)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	16,702	8,243
Proceeds from the issuance of debt and derivative liabilities	—	1,500
Payments of notes payable	(274)	(295)
Net cash provided by financing activities	16,428	9,448
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	55	80
Net increase (decrease) in cash, cash equivalents and restricted cash	4,698	(4,230)
Cash, cash equivalents and restricted cash – beginning of period	5,247	12,213
Cash, cash equivalents and restricted cash – end of period	$9,945	$7,983

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9,887	$7,925
Restricted cash	58	58
Cash, cash equivalents and restricted cash	$9,945	$7,983

Supplemental disclosure of non-cash investing and financing activities:
Common stock warrant liability recorded upon public stock offering	$5,882	$—
Issuance of stock options as payment of bonus liability	$1,103	$—
Issuance of common stock as payment of outstanding indebtedness	$—	$108
Derivative liability recorded upon debt modification	$—	$687
Derivative liability recorded upon debt issuance	$—	$239
Supplemental cash flow information:
Cash paid for interest expense	$279	$956

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

Going Concern

We incurred a loss from operations of $6.3 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively; and $13.8 million and $15.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our accumulated deficit was $325.9 million and $308.3 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents totaled $9.9 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively, and net cash used in operating activities was $11.7 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three and nine months ended September 30, 2026, we sold 216,161 shares of our common stock, generated gross proceeds of $1.0 million, and paid commissions of $15,000 pursuant to our at-the-market offering program; and during the three and nine months ended September 30, 2026, we raised $4.0 million and $17.0 million, respectively, of gross proceeds from registered direct offerings of equity securities (see Note 13). While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Clene Inc. and our wholly-owned subsidiaries, Clene Nanomedicine, Inc. (“Clene Nanomedicine”), a subsidiary incorporated in Delaware, Clene Australia Pty Ltd (“Clene Australia”), a subsidiary incorporated in Australia, Clene Netherlands B.V. (“Clene Netherlands”), a subsidiary incorporated in the Netherlands, and dOrbital, Inc., a subsidiary incorporated in Delaware, after elimination of all intercompany accounts and transactions. We have prepared the accompanying condensed consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The condensed consolidated financial statements have been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The financial data and other information disclosed in the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2026 and 2025 are unaudited.

Results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Inventory

Inventory is stated at historic cost, which is lower than its net realizable value, on a first-in first-out basis. Our inventory as of September 30, 2026 and  December 31, 2025 consisted of raw materials of $27,000 and $23,000, respectively, and finished goods of $14,000 and $14,000, respectively. Inventory relates to our dietary supplement products.

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, when we issue debt with warrants, we treat the warrants as a debt discount, recorded as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The offset to the contra-liability is recorded as additional paid-in capital in the condensed consolidated balance sheets if the warrants are not treated as a derivative or liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Otherwise, the offset to the contra-liability is recorded as a warrant liability in the condensed consolidated balance sheets and is subject to re-measurement to fair value at each balance sheet date, with any changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss). If the debt is retired early, the associated debt discount is then recognized immediately as interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

We recognize grant funding with conditions or continuing performance obligations as a reduction in research and development or general and administrative expenses in the period during which the related qualifying expenses are incurred and as the conditions or performance obligations are fulfilled. Any amount received in advance of fulfilling such conditions or performance obligations is recorded in accrued liabilities (see Note 6) if the conditions or performance obligations are expected to be met within the next twelve months. We recognized grant funding as a reduction of research and development expenses totaling $2.1 million and $2.3 million during the three months ended September 30, 2026 and 2025, respectively; and $8.0 million and $8.5 million during the nine months ended September 30, 2026 and 2025, respectively. We recognized grant funding as a reduction of general and administrative expenses totaling $0.1 million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively; and $0.4 million and $0.4 million during the nine months ended September 30, 2026 and 2025, respectively.

In October 2023 we were awarded a grant (“the NIH Grant”) in collaboration with New York University (“NYU”) as prime awardee (formerly Columbia University), and Synapticure, a neurology specialty health clinic, from the National Institutes of Health (“NIH”). The NIH Grant was awarded pursuant to the Accelerating Access to Critical Therapies for ALS Act to support up to a four-year Expanded Access Program (the “ACT-EAP”) for CNM-Au8® treatment of ALS. The NIH Grant totaled $45.1 million and subawards to us may total up to $30.9 million in aggregate and may extend to August 31, 2027. Subawards are awarded annually and subaward funds are paid to us as reimbursement for expenditures to support the ACT-EAP. Subawards for the first, second, and third year of the ACT-EAP totaled $7.3 million, $8.0 million, and $8.0 million respectively. We recognized grant revenue totaling $2.2 million and $2.2 million during the three months ended September 30, 2026 and 2025, respectively; and $8.3 million and $8.6 million during the nine months ended September 30, 2026 and 2025, respectively, which we recognized as reductions of research and development and general and administrative expenses.

Foreign Currency Translation and Transactions

Our functional and reporting currency is the U.S. dollar (“USD”). Clene Australia and Clene Netherlands determined their functional currencies to be the Australian dollar and Euro, respectively. The results of our foreign currency operations are translated into USD at the average exchange rates during the period, assets and liabilities are translated using the exchange rate as of the balance sheet date, and stockholders’ deficit is translated using historical rates. Adjustments from the translation of the results of our foreign currency operations are excluded from net income (loss) and are accumulated in a separate component of stockholders’ deficit. We also incur foreign exchange transaction gains and losses for purchases denominated in foreign currencies. Foreign exchange transaction gains and losses are included in other income (expense), net, as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The only elements of other comprehensive income (loss) in any periods presented were the translation of foreign currency denominated balances of Clene Australia and Clene Netherlands to USD for consolidation.

Net Income (Loss) Per Share Attributable To Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated using our weighted-average outstanding common shares. Shares issuable for little or no cash consideration, such as pre-funded warrants, shall be considered outstanding common shares upon the satisfaction of any contingent conditions or when there are no contingent conditions. Diluted net income (loss) per share attributable to common stockholders is calculated using our weighted-average outstanding common shares including the dilutive effect of securities as determined under the treasury stock method, except for the dilutive effect of convertible notes payable, which is calculated under the if-converted method, even if the embedded conversion option is out-of-the-money. In periods in which we report a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Segment Information

We report segment information based on ASC 280 Segment Reporting (“ASC 280”), which defines operating segments as components of a company that engage in activities from which it may recognize revenues and incur expenses, and for which operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions regarding resource allocation and assess performance, and for which discrete financial information is available. We determined that the Company is a single operating and reportable segment (“Products”) focused on treating central nervous system disorders through discovery, development, and commercialization of our novel clean-surfaced nanotechnology (“CSN®”) therapeutics. Our chief executive officer acts as the CODM and allocates resources and assesses performance at a consolidated level. Segment information is further described in Note 16.

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

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process to (i) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the condensed consolidated statements of operations and comprehensive income (loss). Any accrued interest and penalties related to uncertain tax positions will be reflected as liabilities in the condensed consolidated balance sheets.

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

Note 3. Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2026 were as follows:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents – money market funds	$6,855	$—	$—	$6,855
Cash	3,032	—	—	3,032
Total cash and cash equivalents	$9,887	$—	$—	$9,887

Cash and cash equivalents as of  December 31, 2025 were as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents – money market funds	$2,211	$—	$—	$2,211
Cash	2,978	—	—	2,978
Total cash and cash equivalents	$5,189	$—	$—	$5,189

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Metals to be used in research and development	$2,626	$2,736
Grants receivable	806	—
Prepaid clinical and CRO expenses	291	286
Research and development tax credits receivable	559	590
Other	241	139
Total prepaid expenses and other current assets	$4,523	$3,751

Note 5. Property and Equipment, Net

Property and equipment, net, as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Lab equipment	$3,501	$3,466
Office equipment	178	178
Computer software	459	459
Leasehold improvements	9,983	9,983
Construction in progress	1,310	1,298
	15,431	15,384
Less accumulated depreciation	(10,413)	(9,361)
Total property and equipment, net	$5,018	$6,023

Depreciation expense recorded in research and development expense and general and administrative expense during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$16	$28	$50	$123
Research and development	333	337	1,007	1,012
Total depreciation expense	$349	$365	$1,057	$1,135

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Accrued compensation and benefits	$2,000	$3,136
Deferred grants	49	1,507
Other	461	359
Total accrued liabilities	$2,510	$5,002

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

As of September 30, 2026 and December 31, 2025, our operating lease obligations had a weighted-average discount rate of 9.6% and 9.6%, respectively, and a weighted-average remaining term of 4.0 years and 4.6 years, respectively.

Maturity Analysis of Lease Obligations

The maturity analysis of our operating lease obligations as of September 30, 2026 was as follows:

(in thousands)	Operating Leases
2026 (remainder)	$218
2027	1,133
2028	1,093
2029	649
2030	623
2031	422
Thereafter	—
Total minimum lease payments	4,138
Less amount representing interest/discounting	(747)
Present value of minimum lease payments	3,391
Less lease obligations, current portion	(788)
Lease obligations, net of current portion	$2,603

Components of Lease Cost

The components of lease costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs	255	254	$765	$762
Short-term lease costs	—	—	—	2
Variable lease costs	79	79	215	240
Total lease costs	$334	$333	$980	$1,004

Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating cash flows from operating leases	$(980)	$(1,004)

Note 8. Notes Payable and Convertible Notes Payable

Our notes payable and convertible notes payable as of September 30, 2026 and December 31, 2025 were as follows:

	Stated	September 30,	December 31,
(in thousands, except interest rates)	Interest Rate	2026	2025
Notes payable:
Cecil County, Maryland (commenced April 2019)	8.00%	$160	$154
Maryland DHCD (commenced February 2019)	8.00%	804	774
Maryland DHCD (commenced May 2022)	6.00%	461	736
Senior Secured Promissory Notes (commenced December 2024)	12.00%	4,022	3,678
Senior Secured Promissory Notes (commenced August 2025)	12.00%	745	595
		6,192	5,937
Unamortized discount and debt issuance costs		(254)	(500)
Less notes payable, current portion, net of unamortized discount and debt issuance costs		(4,974)	(1,696)
Notes payable, net of current portion		$964	$3,741

Convertible notes payable:
Maryland DHCD (commenced December 2022)	6.00%	$5,312	$5,312
Senior Secured Convertible Promissory Notes (commenced December 2024)	12.00%	7,469	6,832
Senior Secured Convertible Promissory Notes (commenced August 2025)	12.00%	975	975
		13,756	13,119
Unamortized discount and debt issuance costs		(481)	(941)
Less convertible notes payable, current portion, net of unamortized discount and debt issuance costs		(7,980)	(2,378)
Convertible notes payable		$5,295	$9,800

Our interest expense on notes payable and convertible notes payable for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense on notes payable:
Coupon interest	$155	$137	$457	$395
Amortization of debt discount and issuance costs	63	88	247	259
Total interest expense on notes payable	218	225	704	654

Interest expense on convertible notes payable:
Coupon interest	329	261	988	801
Amortization of debt discount and issuance costs	118	163	459	481
Total interest expense on convertible notes payable	447	424	1,447	1,282

Total interest expense on notes payable and convertible notes payable	$665	$649	$2,151	$1,936

Maryland Loans

In April 2019, we entered into a term loan agreement (the “2019 Cecil Loan”) with Cecil County, Maryland, for $0.1 million bearing simple interest at an annual rate of 8.00%. The 2019 Cecil Loan matures in full on April 30, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) an amount equal to the fair market value of 1,199 shares of our common stock (the “2019 Cecil Phantom Shares”). As of September 30, 2026 and December 31, 2025, the 2019 Cecil Loan was recorded at principal plus accrued interest as it was greater than the value of the 2019 Cecil Phantom Shares.

In February 2019, we entered into a term loan agreement (the “2019 MD Loan”) with the Department of Housing and Community Development (“DHCD”), a principal department of the State of Maryland, for $0.5 million bearing simple interest at an annual rate of 8.00%. We are subject to covenants until maturity, including limitations on our ability to retire, repurchase, or redeem our stock, options, and warrants other than per the terms of the securities; and limitations on our ability to pay dividends. We are not in violation of any covenants. The 2019 MD Loan matures in full on February 22, 2034, with the repayment amount equal to the greater of (i) principal plus accrued interest or (ii) an amount equal to the fair market value of 5,995 shares of our common stock (the “2019 MD Phantom Shares”). As of  September 30, 2026 and  December 31, 2025, the 2019 MD Loan was recorded at principal plus accrued interest as it was greater than the value of the 2019 MD Phantom Shares.

In May 2022, we entered into a term loan agreement (the “2022 MD Loan”) with DHCD for up to $3.0 million bearing simple interest at an annual rate of 6.00% for the purchase of certain manufacturing equipment (the “Assets”). We drew a total of $1.0 million and our ability to draw the remaining $2.0 million expired in May 2024. The first 12 payments, commencing July 1, 2022, are deferred, followed by 18 monthly installments of interest-only based on the outstanding principal, each up to $15,000 maximum; followed by monthly installments of principal and interest in the amount of $33,306, payable for the lesser of 30 months or until the principal and accrued and unpaid interest is fully repaid, with a balloon payment of all remaining principal and unpaid interest due on the maturity date of July 1, 2027. As of September 30, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $50,000 and $50,000, respectively, and is recorded as part of the carrying amount of the loan. We recorded debt issuance costs of $31,000 as a debt discount.

In December 2022, we entered into a term loan agreement (the “2022 DHCD Loan”) with DHCD for $5.0 million bearing simple interest at an annual rate of 6.00%. The first 12 payments, commencing January 1, 2023, are deferred, followed by 48 monthly installments of interest-only, with a balloon payment of all principal and unpaid interest due on the maturity date of January 1, 2028. As of September 30, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $0.3 million and $0.3 million, respectively, and is recorded as part of the carrying amount of the loan. At any time after December 8, 2023, DHCD may, in its sole discretion, convert up to $5.0 million of principal into our common stock in increments of $1.0 million, at a price equal to the greater of: (i) 97% of the 30-day trailing volume weighted average price (“VWAP”) of our common stock; or (ii) $80.00 per share (the “DHCD Conversion Feature”). The DHCD Conversion Feature did not meet the requirements for derivative accounting. We recorded debt issuance costs of $0.1 million as a debt discount and the effective interest rate is 5.99%.

Senior Secured Convertible Promissory Notes

In December 2024, we entered into a note purchase agreement pursuant to which we sold the 2024 SSCP Notes in a principal amount totaling $10.0 million and bearing interest at an annual rate of 12.00%, which we amended in August 2025 (the “First 2024 SSCPN Amendment”) and in May 2026 (the “Second 2024 SSCPN Amendment”). The 2024 SSCP Notes were sold to related parties, including: (i) Kensington Clene 2024, LLC, an entity controlled by Alison Mosca, an independent director, (ii) 4Life, and (iii) La Scala Investments, LLC. 4Life and La Scala Investments, LLC, are controlled by David Lisonbee, who is also a stockholder and board member of a subsidiary of Clene. In accordance with the 2024 SSCP Note terms, we first used the proceeds to satisfy our obligations under a previous unrelated term loan. Pursuant to the Second 2024 SSCPN Amendment, the maturity date of the 2024 SSCP Notes was extended to the earlier of (i) August 13, 2027 or (ii) upon a change in control transaction. Payments were interest-only for the first 12 months, and, pursuant to the First 2024 SSCPN Amendment, interest is capitalized monthly and added to the balance of the 2024 SSCP Notes beginning in August 2025. Pursuant to the Second 2024 SSCPN Amendment, all principal and accrued interest payments were deferred until the maturity date. We recorded debt issuance costs of $1.5 million as a debt discount at the issuance date and an additional $0.7 million at the date of the First 2024 SSCPN Amendment. As of September 30, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $1.5 million and $0.5 million, respectively, and is recorded as part of the carrying amount of the 2024 SSCP Notes. The First 2024 SSCPN Amendment was accounted for as a troubled debt restructuring under ASC 470, Debt (“ASC 470”), with no restructuring gain required to be recognized as the future cash payments were greater than the carrying amount of the 2024 SSCP Notes. The Second 2024 SSCPN Amendment was accounted for as a debt modification under ASC 470, with a change in fair value of separated derivative instruments (discussed below) of $1.6 million recorded as a loss in earnings.

In August 2025, we entered into a note purchase agreement pursuant to which we sold senior secured convertible promissory notes (the “2025 SSCP Notes,” and together with the 2024 SSCP Notes, the “SSCP Notes”) in a principal amount totaling $1.5 million and bearing interest at an annual rate of 12.00%, which we amended in May 2026 (the “First 2025 SSCPN Amendment”). Interest is capitalized monthly and added to the balance of the 2025 SSCP Notes. Pursuant to the First 2025 SSCPN Amendment, (i) the maturity date of the 2025 SSCP Notes was extended to the earlier of (A) August 13, 2027 or (B) upon a change in control transaction, and (ii) monthly payments totaling $150,000 per month, which were scheduled to commence in September 2026, were deferred until the maturity date. We recorded debt issuance costs of $0.2 million as a debt discount. As of September 30, 2026 and December 31, 2025, the balance of accrued and unpaid interest was $0.2 million and $0.1 million, respectively, and is recorded as part of the carrying amount of the notes. The First 2025 SSCPN Amendment was accounted for as a debt modification under ASC 470, with a change in fair value of separated derivative instruments (discussed below) of $0.2 million recorded as a loss in earnings.

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

Debt Maturities

Future debt payments, net of unamortized discounts and debt issuance costs, without giving effect to any potential future exercise of equity conversion features, are as follows:

(in thousands)	2019 MD Loan	2019 Cecil Loan	2022 MD Loan	2022 DHCD Loan	2024 SSCP Notes	2025 SSCP Notes	Total
2026 (remainder)	$—	$—	$94	$—	$—	$—	$94
2027	—	—	317	—	10,000	1,500	11,817
2028	—	—	—	5,000	—	—	5,000
2029	—	—	—	—	—	—	—
2030	—	—	—	—	—	—	—
2031	—	—	—	—	—	—	—
Thereafter	500	100	—	—	—	—	600
Total debt principal payments	500	100	411	5,000	10,000	1,500	17,511
Accrued and unpaid interest	304	60	50	312	1,491	220	2,437
Unamortized discount and debt issuance costs	—	—	(4)	(17)	(613)	(101)	(735)
Future debt payments, net	$804	$160	$457	$5,295	$10,878	$1,619	$19,213

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

As of September 30, 2026 and December 31, 2025, we had commitments under various agreements for capital expenditures totaling $1.6 million and $0.2 million, respectively, related to the construction of our manufacturing facilities.

Contingencies

From time to time, we may have certain contingent legal liabilities that arise in the ordinary course of business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. We are not aware of any current material pending legal matters or claims.

We received two grants from the National Multiple Sclerosis Society (“NMSS”): (i) $0.3 million in September 2019 (the “2019 Grant”) for our VISIONARY-MS clinical trial, and (ii) $0.7 million in May 2023 (the “2023 Grant”) for our REPAIR-MS clinical trial. Pursuant to the grants, if we make future commercial sales of CNM-Au8 for MS, we will repay: (i) 50% of the grants upon the first commercial sale, (ii) an additional 50% of the grants upon cumulative sales of $10.0 million, (iii) an additional 150% of the grants upon cumulative sales of $50.0 million, and (iv) an additional 200% of the grants upon cumulative sales of $100.0 million, with the maximum repayment of 450% of the grants if all milestones are achieved. If NMSS has not yet received aggregate repayments equal to 300% of the 2019 Grant or 150% of the 2023 Grant, then the following events will trigger repayment of 300% of the 2019 Grant, or $1.0 million, and 150% of the 2023 Grant, or $1.0 million, less any amounts previously paid: (i) sale of all or substantially all our assets and business, (ii) sale of any portion of our assets and business including CNM-Au8 for MS treatment, (iii) exclusive licensing of our intellectual property claiming CNM-Au8 for MS treatment, (iv) a collaboration with a third-party to develop CNM-Au8 for MS treatment (2019 Grant only), or (v) licensing of our commercialization rights to CNM-Au8 for MS treatment (2023 Grant only). As of September 30, 2026, we have not met any of the above milestones. We account for these provisions in accordance with ASC 450, Contingencies (“ASC 450”). We assessed the likelihood of each event as less than probable and therefore no contingent liability is recognized. Our estimate of the possible range of loss is between the minimum and maximum repayment amounts, equal to 50% and 450% of each grant, or approximately $0.2 million and $1.5 million for the 2019 Grant, respectively; and approximately $0.3 million and $3.0 million for the 2023 Grant, respectively. However, it is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

We account for the SSCPN Collateral Deficiency Fee and SSCPN Registration Fee (see Note 8) as contingent liabilities in accordance with ASC 450 that were not probable as of September 30, 2026, and therefore no contingent liabilities were recorded. Our estimate of the possible range of loss for the SSCPN Registration Fee is between $0.2 million, which is equal to the loss upon initial failure to register the SSCPN Conversion Feature underlying shares, and $1.2 million, which is equal to the contractually-limited maximum loss upon continued failure to register the SSCPN Conversion Feature underlying shares. We are not able to estimate a possible range of loss for the SSCPN Collateral Deficiency Fee. It is at least reasonably possible that our estimate of the likelihood of each contingent event and the possible range of loss will change in the near term.

Note 10. Income Taxes

The components of net income (loss) before income taxes for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$3,942	$(8,758)	$(17,541)	$(16,840)
Foreign	(27)	(19)	(59)	(107)
Net income (loss) before income taxes	$3,915	$(8,777)	$(17,600)	$(16,947)

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

Note 11. Benefit Plans

401(k) Plan

Our 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 100% of a participating employee’s deferral contributions up to 3% of annual compensation, limited to $4,500 of matching contributions. Our contributions to the 401(k) plan totaled $39,000 and $33,000 during the three months ended September 30, 2026 and 2025, respectively; and $0.1 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Stock Compensation Plans

The Clene Nanomedicine, Inc. 2014 Stock Plan (the “2014 Plan”) was adopted in July 2014. Effective as of the closing of the Reverse Recapitalization, no additional awards may be granted under the 2014 Plan. As of September 30, 2026, a total of 108,664 stock options remained outstanding under the 2014 Plan.

The Clene Inc. 2020 Amended Stock Plan (the “2020 Plan”) was adopted in December 2020 and amended in May 2023, May 2024, May 2025, and May 2026. Currently, 4,220,000 shares of our common stock are reserved for issuance thereunder. As of September 30, 2026, a total of 3,381,814 stock options and other stock awards had been granted under the 2020 Plan, and 838,186 shares remained available for future grant.

Stock-Based Compensation Expense

Stock-based compensation expense recorded in research and development expense and general and administrative expense during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026(1)	2025
General and administrative	$555	$949	$1,667	$2,717
Research and development	524	754	1,764	2,300
Total stock-based compensation expense	$1,079	$1,703	$3,431	$5,017

(1)	Excludes $1.1 million of stock options issued to pay deferred employee compensation recorded in accrued liabilities.

Stock-based compensation expense by award type during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026(1)	2025
Stock options	$1,079	$1,703	$3,431	$5,146
Stock awards(2)	—	—	—	(129)
Total stock-based compensation expense	$1,079	$1,703	$3,431	$5,017

(1)	Excludes $1.1 million of stock options issued to pay deferred employee compensation recorded in accrued liabilities.

(2)	Stock awards include rights to restricted stock awards with market-based vesting conditions.

Stock Options

Outstanding stock options and related activity during the nine months ended September 30, 2026 were as follows:

(in thousands, except share, per share, and term data)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding – December 31, 2025	2,787,201	$20.79	8.11	$1,013
Granted	707,572	5.44	9.52	—
Forfeited	(16,568)	7.45	—	—
Expired	(4,066)	27.64	—	—
Outstanding – September 30, 2026	3,474,139	$17.72	7.76	$128
Vested and exercisable – September 30, 2026	2,397,055	$22.58	7.49	$128
Vested, exercisable or expected to vest – September 30, 2026	3,474,139	$17.72	7.76	$128

As of September 30, 2026 and December 31, 2025, we had approximately $3.3 million and $4.8 million, respectively, of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted-average period of 2.06 years and 1.52 years, respectively. Our unrecognized stock-based compensation costs excludes $2.8 million of stock options that vest based on performance conditions that we assessed as less than probable as of  September 30, 2026 and December 31, 2025.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $4.31 and $3.79, respectively. The assumptions used to calculate the fair value of stock options granted during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Expected stock price volatility	96.64% – 107.55%	96.77% – 110.25%
Risk-free interest rate	3.65% – 4.32%	3.67% – 4.24%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.09	5.00 – 6.25

Note 12. Fair Value

Cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Our remaining fair value measures are discussed below.

Financial Instruments with Fair Value Measurements on a Recurring Basis

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of September 30, 2026 was as follows:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents – money market funds	$6,855	$—	$—	$6,855
Common stock warrant liabilities	—	—	8,644	8,644
Derivative liabilities	—	—	2,345	2,345

The fair value hierarchy for financial instruments measured at fair value on a recurring basis as of December 31, 2025 was as follows:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents – money market funds	$2,211	$—	$—	$2,211
Common stock warrant liabilities	—	—	5,063	5,063
Derivative liabilities	—	—	3,093	3,093

There were no transfers between Level 1, Level 2, or Level 3 during any of the periods above.

Changes in the fair value of our Level 3 financial instruments during the nine months ended September 30, 2026 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2025	$5,063	$3,093
Initial fair value of instruments issued	5,882	—
Change in fair value	(2,301)	(748)
Balance – September 30, 2026	$8,644	$2,345

Changes in the fair value of our Level 3 financial instruments during the nine months ended September 30, 2025 were as follows:

(in thousands)	Common Stock Warrant Liabilities	Derivative Liabilities
Balance – December 31, 2024	$4,541	$1,804
Initial fair value of instruments issued	—	239
Change in fair value	(267)	89
Change in fair value pursuant to the 2024 SSCPN Amendment, recorded as a debt discount	—	687
Balance – September 30, 2025	$4,274	$2,819

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

The 2024 SSCP Notes are carried at their amortized cost of $10.9 million and $9.3 million as of  September 30, 2026 and  December 31, 2025, respectively. As of  September 30, 2026 and  December 31, 2025, amortized cost did not approximate fair value and the fair value of the 2024 SSCP Notes, excluding the SSCPN Derivative Liabilities pertaining to the 2024 SSCP Notes, was approximately $10.3 million and $8.2 million, respectively.

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

	September 30,	May 18,	May 18,	May 11,	May 11,	December 31,
	2026	2026(1)	2026(2)	2026(3)	2026(4)	2025
Expected stock price volatility	93.40%	113.30%	120.50%	112.60%	120.40%	107.30%
Discount rate	23.00%	20.00%	20.00%	20.00%	20.00%	19.00%
Risk-free interest rate	4.50%	3.90%	3.70% – 3.80%	3.80%	3.70% – 3.80%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.29 – 0.87	0.41 – 1.24	0.32 – 0.74	0.43 – 1.26	0.34 – 0.76	0.38 – 1.12
Probability of change of control	30.00%	30.00%	5.00%	30.00%	5.00%	20.00%
Probability of default	5.00%	5.00%	5.00%	5.00%	5.00%	35.00%
Probability of held to maturity	65.00%	65.00%	90.00%	65.00%	90.00%	45.00%

(1)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2025 SSCP Notes immediately following the First 2025 SSCPN Amendment.

(2)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2025 SSCP Notes immediately preceding the First 2025 SSCPN Amendment.

(3)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes immediately following the Second 2024 SSCPN Amendment.

(4)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes immediately preceding the Second 2024 SSCPN Amendment.

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

	September 30,	December 31,
	2026	2025
Expected stock price volatility	101.40% – 102.20%	104.40% – 119.00%
Risk-free interest rate	4.50% – 4.80%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.92 – 1.75	0.50 – 2.50
Probability of change of control	30.00%	20.00%
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	40.00%	45.00%

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

	September 30,	December 31,
	2026	2025
Expected stock price volatility	104.20%	104.30%
Risk-free interest rate	5.00%	3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.00	3.75
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	70.00%	65.00%

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

The Series A Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series A Trigger Announcement, (ii) the expected stock price increase if the Series A Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series A Trigger Announcement does not occur. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	September 30,	January 13,
	2026	2026
Expected stock price volatility	101.30%	107.30%
Risk-free interest rate	4.93%	3.68%
Expected term (in years)	0.25 – 2.29	0.46 – 3.00
Probability of Series A Trigger Announcement	50.00%	35.00%
Expected stock price increase if Series A Trigger Announcement occurs	35.00%	35.00%
Expected stock price decrease if Series A Trigger Announcement does not occur	85.00%	85.00%

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

The Series B Warrants are classified as a liability and carried at fair value. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series B Trigger Announcement (ii) the expected stock price increase if the Series B Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series B Trigger Announcement does not occur. These estimates require significant judgment. The carrying amount may fluctuate significantly and the actual settlement amount may be materially different from the estimated fair value. The unobservable valuation inputs were as follows:

	September 30,	January 13,
	2026	2026
Expected stock price volatility	101.30%	107.30%
Risk-free interest rate	4.93%	3.68%
Expected term (in years)	0.75 – 4.29	0.96 – 5.00
Probability of Series B Trigger Announcement	35.00%	24.00%
Expected stock price increase if Series B Trigger Announcement occurs	100.00%	100.00%
Expected stock price decrease if Series B Trigger Announcement does not occur	95.00%	95.00%

Note 13. Capital Stock

As of September 30, 2026 and December 31, 2025, our amended and restated certificate of incorporation authorized us to issue 600,000,000 shares of common stock, par value $0.0001 per share; and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2026 and December 31, 2025, we had 14,213,981 and 10,849,974 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding.

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

Common Stock Warrants

We have issued the following outstanding warrants to purchase shares of our common stock:

				Number of Shares Issuable
				September 30,	December 31,
Warrant Class	Exercise Price	Expiration	Classification	2026	2025
2023 Avenue Warrant(1)	$4.6014	June 2028	Liability	150,000	150,000
Tranche A Warrants(2)	$22.00	June 2026	Liability	—	2,500,000
Tranche B Warrants(3)	$30.00	June 2030	Equity	2,500,000	2,500,000
2024 Common Warrants(4)	$4.82	October 2029	Liability	1,546,914	1,546,914
Series A Warrants(5)	$6.00	January 2029	Liability	1,114,000	—
Series B Warrants(6)	$6.00	January 2031	Liability	2,599,333	—
Total shares				7,910,247	6,696,914

(1)	We issued the 2023 Avenue Warrant pursuant to a loan with Avenue (see Note 12). As of September 30, 2026 and December 31, 2025, the 2023 Avenue Warrant had not been exercised.

(2)

We issued the Tranche A Warrants in a June 2023 public equity offering. Each Tranche A Warrant was exercisable for one share of our common stock. The Tranche A Warrants expired unexercised on June 16, 2026.

(3)

We issued warrants in a June 2023 public equity offering (the “Tranche B Warrants”). Each Tranche B Warrant is exercisable for one share of our common stock. The Tranche B Warrants expire on the earlier of (i) 60 days following the date of our public announcement that an NDA for CNM-Au8 has been approved by the FDA, or (ii) June 16, 2030. As of September 30, 2026 and December 31, 2025, no Tranche B Warrants had been exercised.

(4)

We issued the 2024 Common Warrants in an October 2024 public equity offering and in separate, concurrent private placements. Each 2024 Common Warrant is exercisable for one share of our common stock at an exercise price of $4.82 per share. As of September 30, 2026 and December 31, 2025, no 2024 Common Warrants had been exercised.

(5)

We issued the Series A Warrants in a January 2026 public equity offering. Each Series A Warrant is exercisable for 1.2 shares of our common stock. The Series A Warrants expire three years from issuance unless, if on or after the first trading day immediately following the Series A Price Measurement Date, the closing price of our common stock is in-the-money, then we shall have the right, for a period of seven business days (such seventh day, the “Call Date”) following such trading date, to redeem or call for cancellation all or any portion of the Series A Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.01 per share (the “Redemption Price”). Any portion not exercised by 5:00 p.m. Eastern Time on the Call Date shall be automatically redeemed by us for the Redemption Price and shall thereafter be null and void. As of September 30, 2026, no Series A Warrants had been exercised.

(6)

We issued the Series B Warrants in a January 2026 public equity offering. Each Series B Warrant is exercisable for 2.8 shares of our common stock. The Series B Warrants expire five years from issuance unless, if on or after the first trading day immediately following the Series B Price Measurement Date, the closing price of our common stock is in-the-money, then we shall have the right, for a period of seven business days following such trading date, to redeem or call for cancellation all or any portion of the Series B Warrants for which a notice of exercise has not yet been delivered for the Redemption Price. Any portion not exercised by 5:00 p.m. Eastern Time on the Call Date shall be automatically redeemed by us for the Redemption Price and shall thereafter be null and void. As of September 30, 2026, no Series B Warrants had been exercised.

Public Offerings

In January 2026, pursuant to a placement agency agreement with BTIG, LLC (“BTIG”), we sold 928,333 shares of our common stock, Series A Warrants to purchase up to 1,114,000 shares of our common stock, and Series B Warrants to purchase up to 2,599,333 shares of our common stock. The aggregate gross proceeds were approximately $6.0 million, of which $0.3 million was contributed by certain of our directors and their affiliated entities, and excluding the proceeds, if any, from the exercise of the Series A Warrants and Series B Warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid placement agent fees of $0.4 million and other offering expenses of $0.3 million. The offering was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective on April 25, 2025 (the “2025 S-3”), and a related prospectus supplement. The total fair value of the common stock, Series A Warrants, and Series B Warrants exceeded the offering proceeds by $4.6 million, therefore pursuant to ASC 815, we recognized this amount as a loss on the initial issuance of equity during the nine months ended September 30, 2026. The placement agent fees and offering expenses were allocated to the common stock, Series A Warrants, and Series B Warrants sold in the offering based on their relative fair values, with the amounts allocated to the liability-classified Series A Warrants and Series B Warrants recorded as an expense and the amounts allocated to the common stock as a reduction to its initial carrying value.

In May 2026, pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”), we sold 1,000,000 shares of our common stock at an offering price of $7.00 per share. The aggregate gross proceeds were $7.0 million. We paid underwriting discounts and commissions of $0.5 million and other offering expenses of $0.1 million. The offering was made pursuant to our 2025 S-3 and a prospectus supplement related to the offering.

In September 2026, we sold 1,219,513 shares of our common stock at an offering price of $3.28 per share. The aggregate gross proceeds were $4.0 million, of which $2.1 million was contributed by certain of our directors and officers. We completed the offering without a placement agent, underwriter, broker, or dealer, and we paid an insignificant amount of offering expenses. The offering was made pursuant to our 2025 S-3 and a prospectus supplement related to the offering.

Common Stock Sales Agreement

In April 2022, we entered into an at-the-market offering program (the “ATM”), which we renewed in April 2025, pursuant to which we may offer and sell shares of our common stock from time to time through Canaccord. Canaccord is not required to sell any specific number or dollar amount of our common stock but will act as our placement agent to sell, on our behalf, all of the common stock requested by us to be sold, consistent with Canaccord’s normal trading and sales practices, on terms mutually agreed between Canaccord and us, for a fixed commission from each sale of common stock, if any.

During the three and nine months ended September 30, 2026, we sold 216,161 shares of our common stock, generated gross proceeds of $1.0 million, and paid commissions of $15,000. During the three and nine months ended September 30, 2025, we sold 757,875 and 2,095,070 shares of our common stock, respectively, generated gross proceeds of $3.3 million and $8.4 million, respectively, and paid commissions of $0.1 million and $0.1 million, respectively. The issuance and sale of common stock by us under the ATM through April 25, 2025 was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective on April 26, 2022, and a related prospectus supplement, which expired on April 26, 2025, with all other subsequent sales made pursuant to the 2025 S-3 and a related prospectus supplement.

Note 14. Net Income (Loss) Per Share

The computation of basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$3,915	$(8,777)	$(17,600)	$(16,947)
Less change in fair value of dilutive common stock warrant liabilities, net of tax	(200)	—	—	—
Plus interest expense on dilutive convertible notes payable, net of tax	367	—	—	—
Less change in fair value of derivative liabilities attributable to dilutive convertible notes payable, net of tax	(3,368)	—	—	—
Net income (loss) attributable to common stockholders – Diluted	$714	$(8,777)	$(17,600)	$(16,947)

Denominator:
Weighted average common shares outstanding	13,079,599	10,284,674	12,374,096	9,549,661
Weighted average effect of dilutive securities:
Stock options	47,802	—	—	—
Common stock warrants	6,127	—	—	—
Convertible notes payable	1,535,214	—	—	—
Weighted average common shares outstanding – Diluted	14,668,742	10,284,674	12,374,096	9,549,661

Net income (loss) per share attributable to common stockholders – basic and diluted
Basic	$0.30	$(0.85)	$(1.42)	$(1.77)
Diluted	$0.05	$(0.85)	$(1.42)	$(1.77)

The following shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 because they were antidilutive, out-of-the-money, or the issuance of such shares is contingent upon certain conditions that were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible notes payable (see Note 8)	62,500	1,457,849	1,503,596	1,457,849
Common stock warrants (see Note 13)	7,760,247	6,818,518	7,910,247	6,818,518
Options to purchase common stock (see Note 11)	3,278,643	2,681,534	3,474,139	2,681,534
Unvested restricted stock awards (see Note 11)	—	36,778	—	36,778
Contingent earn-out shares (see Note 2)	—	329,628	—	329,628
Total shares excluded from diluted net income (loss) per share	11,101,390	11,324,307	12,887,982	11,324,307

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

We currently provide (i) an aqueous zinc-silver ion dietary (mineral) supplement on a non-exclusive basis to 4Life that is sold under the trade name Zinc Factor™, and (ii) an aqueous gold dietary (mineral) supplement of very low-concentration gold nanoparticles on an exclusive basis to 4Life that is sold under the trade name Gold Factor™ and is subject to royalties. Total revenue under the Amended 4Life Agreements during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Product revenue from related parties	$43	$—	$117	$63
Royalty revenue from related parties	13	15	43	58
Total revenue from related parties	$56	$15	$160	$121

Note 16. Geographic and Segment Information

Geographic Information

All our long-lived assets, composed of property and equipment, net by location, were held in the U.S. All our revenue from external customers was generated in the U.S.

Segment Information

Our Products segment measures of profit and loss is consolidated loss from operations, and its measure of total assets is consolidated total assets. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. Segment revenue from external customers, significant segment non-cash items, and other significant segment expense categories included within the measure of profit and loss and provided to our CODM were all based on their consolidated amounts. During the three and nine months ended September 30, 2026 and 2025, these items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment revenue from external customers	$56	$15	$161	$123
Segment operating expenses:
Cost of revenue	16	—	52	20
Research and development:
CNM-Au8:
Amyotrophic lateral sclerosis	1,509	1,775	3,045	4,586
Multiple sclerosis	45	41	152	230
Regulatory activities	483	75	1,050	335
General/preclinical/nonclinical	17	(108)	138	(26)
Facilities	423	436	1,207	1,241
Depreciation	333	337	1,007	1,012
Manufacturing	776	363	931	633
Research	3	1	13	8
Equipment	40	30	124	58
Maintenance	69	53	118	117
Information technology	102	68	245	187
Personnel	2,201	1,945	6,412	6,205
Stock-based compensation	524	754	1,764	2,300
Grant revenue as a reduction of research and development expense	(2,107)	(2,270)	(8,021)	(8,495)
Other segment items ‒ Research and development(1)	29	13	62	117
General and administrative:
Insurance	158	182	486	544
Legal	37	70	232	393
Finance and accounting	226	270	714	800
Public and investor relations	80	63	282	293
Facilities	31	29	94	90
Depreciation	16	28	50	123
Information technology	38	27	100	123
Personnel	837	569	2,254	2,189
Stock-based compensation	555	949	1,667	2,717
Grant revenue as a reduction of general and administrative expense	(116)	(130)	(445)	(358)
Other segment items ‒ General and administrative(2)	78	93	183	269
Segment loss from operations	(6,347)	(5,648)	(13,755)	(15,588)

Reconciliation of segment loss from operations:
Adjustments and reconciling items	—	—	—	—
Consolidated loss from operations	$(6,347)	$(5,648)	$(13,755)	$(15,588)

(1)	Includes expenses for travel, meals, dues, subscriptions, continuing education, and other miscellaneous expenses.

(2)	Includes expenses for travel, meals, dues, subscriptions, continuing education, lobbying, banking fees, postage, and other office and miscellaneous expenses.

Our revenue during the three and nine months ended September 30, 2026 and 2025 was predominantly with a single customer, 4Life, through our Amended 4Life Agreements (see Note 15). A reconciliation of the total of the Products segment loss from operations to consolidated net income (loss) before income taxes for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment loss from operations	$(6,347)	$(5,648)	$(13,755)	$(15,588)
Total other income (expense), net(1)	10,262	(3,129)	(3,845)	(1,359)
Net income (loss) before income taxes	$3,915	$(8,777)	$(17,600)	$(16,947)

(1)	Represents consolidated total other income (expense), net, as reported on the condensed consolidated statements of operations and comprehensive income (loss).

Products segment assets exclude corporate assets, such as cash, restricted cash, and corporate facilities. Total assets as of September 30, 2026 and  December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Total assets:
Products	$12,206	$12,828
Corporate	9,951	5,303
Consolidated	$22,157	$18,131

Additions to long-lived assets during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Products	$52	$11
Corporate	—	—
Consolidated	$52	$11

Note 17. Subsequent Events

On October 15, 2026, we entered into a subaward agreement with NYU for the fourth year of the NIH Grant to provide up to $7.2 million to support the ACT-EAP during the period from September 1, 2026 to August 31, 2027.

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

Recent Developments of Our Clinical Programs

Amyotrophic Lateral Sclerosis

In October 2026, we submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking accelerated approval of CNM-Au8® for the treatment of ALS. The NDA submission is supported by neurofilament light chain (“NfL”) biomarker data and clinical outcomes from our Phase 2 HEALEY ALS Platform Trial and its open-label extension, as well as the Phase 2 RESCUE-ALS Trial, and the National Institutes of Health-sponsored expanded access protocol for CNM-Au8. We expect a response from the FDA before the end of 2026 regarding whether it will accept and review our NDA based on the existing regulatory framework. We plan to initiate a Phase 3 RESTORE-ALS trial during the second quarter of 2027, which will serve as the post-approval confirmatory study.

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

Our research and development expenses are affected by the scope and advancement of our existing product pipeline and the commencement of new drug programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to costs and fees for per patient clinical trial sites for larger clinical trials, opening and monitoring clinical sites, contract research organization (“CRO”) activity, and manufacturing. We anticipate that our research and development expenses will increase in future years if and when we advance our assets into Phase 3. Additionally, if the FDA accepts our NDA for review under an accelerated approval pathway or subsequent to future Phase 3 clinical development activities, if any, we anticipate that our research and development expenses related to regulatory activities would increase in advance of receiving regulatory approval.

Research and development costs consist primarily of payroll and personnel expenses for salaries, benefits, and stock-based compensation; supplies, materials, and manufacturing expenses to support our clinical trials; payments to CROs, principal investigators, and clinical trial sites; costs of preclinical and nonclinical activities; consulting costs; and allocated overhead costs, including rent, equipment, utilities, depreciation, maintenance, and information technology. Research and development costs are charged to operations as incurred, and nonrefundable advance payments related to future research and development activities are initially recorded as assets and are expensed when we receive the related goods or services. Grant funding is recognized as a reduction in research and development costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and personnel expenses for salaries, benefits, and stock-based compensation; fees for legal, finance, accounting, tax, and information technology services; insurance costs; expenses for public and investor relations; and rent, utilities, depreciation, and other costs related to our facilities.

We anticipate that our general and administrative expenses in future periods will be contingent upon our regulatory pathway with the FDA. If the FDA accepts our NDA for review under an accelerated approval pathway, we anticipate our general and administrative expenses would increase in future periods to support increases in our drug development activities and as we build our commercial capabilities in advance of receiving regulatory approval. This potential increase will likely include increased headcount, increased stock-based compensation expenses, expanded infrastructure including certain sales and marketing activities performed ahead of regulatory approval, and increased insurance expenses. If the FDA does not accept our NDA for review, or if our NDA is not approved, we would need to continue investing in clinical research activities and we anticipate our general and administrative expenses would decrease in future periods as we decrease commercial manufacturing expansion projects, including at our Elkton, Maryland facility, and as we implement cost-saving initiatives, such as a reduction in compensation, a hiring freeze, and elimination of certain staff positions.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenue:
Product revenue	$43	$—	*	$118	$65	82%
Royalty revenue	13	15	(13)%	43	58	(26)%
Total revenue	56	15	273%	161	123	31%
Operating expenses:
Cost of revenue	16	—	*	52	20	160%
Research and development	4,447	3,513	27%	8,247	8,508	(3)%
General and administrative	1,940	2,150	(10)%	5,617	7,183	(22)%
Total operating expenses	6,403	5,663	13%	13,916	15,711	(11)%
Loss from operations	(6,347)	(5,648)	12%	(13,755)	(15,588)	(12)%
Total other income (expense), net	10,262	(3,129)	*	(3,845)	(1,359)	183%
Net income (loss)	$3,915	$(8,777)	*	$(17,600)	$(16,947)	4%

Revenue

Product revenue relates to our dietary supplement products and consists of (i) sales of an aqueous zinc-silver ion dietary (mineral) supplement sold by our wholly-owned subsidiary, dOrbital, Inc., under the trade name “rMetx™ ZnAg Immune Boost,” or under a supply agreement with 4Life under the trade name “Zinc Factor™,” and (ii) sales of KHC46, an aqueous gold dietary (mineral) supplement of very low-concentration, sold under a supply agreement with 4Life under the trade name “Gold Factor™.” Royalty revenue relates to our dietary supplement products and consists of proceeds under an exclusive and royalty-bearing license agreement with 4Life relating to the sale of Gold Factor. During the three and nine months ended September 30, 2026 and 2025, changes in product and royalty revenue were due to the timing of purchases and sales of Zinc Factor and Gold Factor by 4Life under the supply and license agreements.

Cost of Revenue

Cost of revenue related to production and distribution costs for the sales of Gold Factor, Zinc Factor, and rMetx dietary supplements.

Research and Development Expenses

Research and development expenses during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
CNM-Au8:
Amyotrophic lateral sclerosis	$1,509	$1,775	(15)%	$3,045	$4,586	(34)%
Multiple sclerosis	45	41	10%	152	230	(34)%
Regulatory activities	483	75	544%	1,050	335	213%
General/preclinical/nonclinical	17	(108)	*	138	(26)	*
Unallocated:
Facilities	423	436	(3)%	1,207	1,241	(3)%
Depreciation	333	337	(1)%	1,007	1,012	(0)%
Manufacturing	776	363	114%	931	633	47%
Research	3	1	200%	13	8	63%
Equipment	40	30	33%	124	58	114%
Maintenance	69	53	30%	118	117	1%
Information technology	102	68	50%	245	187	31%
Other	29	13	123%	62	117	(47)%
Personnel	2,201	1,945	13%	6,412	6,205	3%
Stock-based compensation	524	754	(31)%	1,764	2,300	(23)%
Grant revenue as a reduction of research and development expense	(2,107)	(2,270)	(7)%	(8,021)	(8,495)	(6)%
Total research and development	$4,447	$3,513	27%	$8,247	$8,508	(3)%

*	Not meaningful.

The change in research and development expenses was primarily due to the following:

(i)

a decrease in expenses related to our lead drug candidate, CNM-Au8, primarily due to (A) a decrease in expenses related to our ALS clinical programs, including a decrease in expenses related to our two ongoing expanded access programs (“EAPs”) with Massachusetts General Hospital and our ongoing National Institutes of Health-sponsored compassionate-use EAP (the “ACT-EAP”) and a decrease in expenses for planning activities for our RESTORE-ALS clinical trial; (B) a decrease in expenses related to our MS clinical programs during the nine months ended September 30, 2026, primarily due to a decrease in expenses for our REPAIR-MS clinical trial due to conclusion of the second cohort, partially offset by an increase in expenses for our ongoing MS EAP; partially offset by (C) an increase in expenses for regulatory activities, primarily due to our NDA submission-related activities; and (D) an increase in pre-clinical, non-clinical, and other general CNM-Au8-related expenses;

(ii)

an increase in unallocated expenses, primarily due to (A) an increase in manufacturing expenses primarily due to use of gold lots purchased at higher commodity prices to manufacture CNM-Au8, (B) an increase in equipment expenses primarily due to an increase in equipment service contracts, and (C) an increase in information technology expenses primarily related to software licenses, subscriptions, and managed services, partially offset by (D) a decrease in other miscellaneous expenses during the nine months ended September 30, 2026;

(iii)

an increase in personnel expenses, primarily due to non-executive employee salary increases, higher expenses related to our regulatory and NDA submission-related activities, and reinstatement of employee compensation that was previously reduced as part of our cost-saving initiatives;

(iv)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for research and development personnel; and

(v)	a decrease in grant revenue, which is recorded as a reduction to research and development expense, due to a decrease in reimbursable research and development expenses in the ACT-EAP.

General and Administrative Expenses

General and administrative expenses during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Insurance	$158	$182	(13)%	$486	$544	(11)%
Legal	37	70	(47)%	232	393	(41)%
Finance and accounting	226	270	(16)%	714	800	(11)%
Public and investor relations	80	63	27%	282	293	(4)%
Facilities	31	29	7%	94	90	4%
Depreciation	16	28	(43)%	50	123	(59)%
Information technology	38	27	41%	100	123	(19)%
Personnel	837	569	47%	2,254	2,189	3%
Stock-based compensation	555	949	(42)%	1,667	2,717	(39)%
Grant revenue as a reduction of general and administrative expense	(116)	(130)	(11)%	(445)	(358)	24%
Other	78	93	(16)%	183	269	(32)%
Total general and administrative	$1,940	$2,150	(10)%	$5,617	$7,183	(22)%

The change in general and administrative expenses was primarily due to the following:

(i)	a decrease in insurance expenses, primarily due to a decrease in fees for clinical trial, product liability, property, casualty, and directors’ and officers’ insurance;

(ii)	a decrease in legal fees, primarily due to a decrease in legal fees related to financing and fundraising, intellectual property, public company compliance, and other general corporate legal fees;

(iii)	a decrease in finance and accounting expenses, primarily due to a decrease in audit and tax fees and fees for consultants, advisors, and other financial vendors;

(iv)	a decrease in depreciation expense due to certain assets reaching the end of their depreciable life;

(v)

an increase in personnel expenses, primarily due to non-executive employee salary increases and reinstatement of employee compensation that was previously reduced as part of our cost-saving initiatives;

(vi)	a decrease in stock-based compensation expense, primarily due to the timing of award grants, vesting, and forfeitures for general and administrative personnel;

(vii)

an increase in grant revenue during the nine months ended September 30, 2026, which is recorded as a reduction to general and administrative expense, due to an increase in reimbursable general and administrative expenses in the ACT-EAP; and

(viii)	a decrease in other expenses related to lobbying activities and other miscellaneous expenses.

Total Other Income (Expense), Net

Total other income (expense), net, during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Interest income	$50	$40	25%	$152	$183	(17)%
Interest expense	(665)	(649)	2%	(2,151)	(1,936)	11%
Issuance costs for common stock warrant liabilities	—	—	*	(393)	—	*
Loss on initial issuance of equity	—	—	*	(4,582)	—	*
Change in fair value of common stock warrant liabilities	7,493	(1,728)	*	2,301	267	762%
Change in fair value of derivative liabilities	3,368	(797)	*	748	(89)	*
Research and development tax credits and unrestricted grants	16	5	220%	80	216	(63)%
Total other income (expense), net	$10,262	$(3,129)	*	$(3,845)	$(1,359)	183%

*	Not meaningful.

The change in total other income (expense), net, was primarily due to the following:

(i)	an increase in interest expense primarily due to the senior secured convertible promissory notes issued in August 2025;

(ii)	issuance costs from a public equity offering allocated to liability-classified warrants during the nine months ended September 30, 2026;

(iii)	a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering during the nine months ended September 30, 2026;

(iv)

a gain from the changes in fair value of common stock warrant liabilities during the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, and a loss during the three months ended September 30, 2025. The changes in fair value were due to changes in price of our common stock and updates in valuation model assumptions (see “Critical Accounting Estimates”);

(v)

a gain from the change in fair value of the derivative liabilities separated from our senior secured convertible promissory notes during the three and nine months ended September 30, 2026, and a loss during the three and nine months ended September 30, 2025. The changes in fair value were due to changes in price of our common stock and updates in valuation model assumptions (see “Critical Accounting Estimates”); and

(vi)

a decrease in research and development tax credits and unrestricted grants during the nine months ended September 30, 2026, due to the receipt of Maryland tax credits during the nine months ended September 30, 2025, that were not received during the nine months ended September 30, 2026.

Taxation

United States

We are incorporated in the state of Delaware and subject to statutory U.S. federal corporate income tax at a rate of 21.00%. We are also subject to state income tax in Maryland at a rate of 8.25%, and in Utah at a rate of 4.50%. As of September 30, 2026 and December 31, 2025, we recorded a full valuation allowance against our net deferred tax assets due to the uncertainty as to whether such assets will be realized resulting from our three-year cumulative loss position and the uncertainty surrounding our ability to generate pre-tax income in the foreseeable future.

Australia

Our wholly-owned subsidiary, Clene Australia Pty Ltd (“Clene Australia”), was established in Australia in March 2018 and is subject to corporate income tax at a rate of 30.00%. Clene Australia had no taxable income or provision for income taxes for the nine months ended September 30, 2026 and 2025. We recorded other income of $80,000 and $45,000 for the nine months ended September 30, 2026 and 2025, respectively, for research and development tax credits pertaining to Clene Australia for the 2026 and 2025 tax years, respectively.

Netherlands

Our wholly-owned subsidiary, Clene Netherlands B.V. (“Clene Netherlands”), was established in the Netherlands in April 2021 and is subject to corporate income tax at a rate of 19.00% up to €200,000 of taxable income and 25.80% for taxable income in excess of €200,000 for the nine months ended September 30, 2026 and 2025. Clene Netherlands had no taxable income or provision for income taxes for the nine months ended September 30, 2026 and 2025.

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

Since our inception, we have dedicated substantially all our resources to the development of our drug candidates. We have financed our operations principally through the following sources:

●	gross proceeds of $214.4 million from equity financing, including sales of common stock, preferred stock, common stock warrants, and pre-funded common stock warrants;

●	gross proceeds of $71.1 million from borrowings under notes payable, convertible notes payable, and convertible promissory notes;

●	gross proceeds of $9.4 million from our reverse recapitalization whereby we became a public company;

●	gross proceeds of $10.2 million from refundable research and development tax credits;

●	gross proceeds of $22.0 million from grants from various organizations; and

●	gross proceeds of $1.1 million from stock option and warrant exercises.

We also received indirect financial support for the HEALEY ALS Platform Trial, administered by Massachusetts General Hospital, which conducted an ALS platform trial of CNM-Au8 alongside multiple other drug candidates, at significantly lower costs than we would have otherwise incurred if we had conducted a comparably designed clinical trial at reasonable market rates.

Going Concern

We incurred a loss from operations of $6.3 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively; and $13.8 million and $15.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our accumulated deficit was $325.9 million and $308.3 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents totaled $9.9 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively, and net cash used in operating activities was $11.7 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

To mitigate our funding needs, we plan to raise additional funding, including exploring equity financing and offerings, debt financing, licensing or collaboration arrangements with third parties, as well as utilizing our existing at-the-market facility and potential proceeds from the exercise of outstanding warrants and stock options. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue current operations. During the three and nine months ended September 30, 2026, we sold 216,161 shares of our common stock, generated gross proceeds of $1.0 million, and paid commissions of $15,000 pursuant to our at-the-market offering program; and during the three and nine months ended September 30, 2026, we raised $4.0 million and $17.0 million, respectively, of gross proceeds from registered direct offerings of equity securities (see Note 13 to the condensed consolidated financial statements). While we have implemented cost-saving initiatives, including delaying and reducing certain research and development programs and commercialization efforts and eliminating certain staff positions, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements contained in this report are issued.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are to fund our operations, including (i) research and development costs for personnel, ongoing and potential future clinical studies, regulatory activities, pre-commercial activities in advance of receiving regulatory approval for our drug candidates, costs for commercial activities if our NDA is approved by the FDA, and other costs related to the development of our lead drug candidate, CNM-Au8; (ii) general and administrative costs to support our drug development and commercialization efforts; and (iii) principal and interest payments on our notes payable and convertible notes payable. Firm commitments for funds include approximately $1.1 million of payments under operating lease obligations, payment of principal and interest on notes payable and convertible notes payable totaling $15.4 million, and a commitment for capital expenditures totaling $1.6 million related to the construction of our manufacturing facilities. We expect to meet our short-term liquidity requirements primarily through cash on hand plus equity financing, debt financing, or other capital sources. However, there can be no assurance that we will be able to secure such financing on favorable terms, or at all.

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

Long-Term Material Cash Requirements

Beyond the next twelve months, our primary capital requirements are to fund our operations, including (i) research and development costs for personnel, ongoing and potential future clinical studies, regulatory activities, pre-commercial activities in advance of receiving regulatory approval for our drug candidates, costs for commercial activities if our NDA is approved by the FDA, and other costs related to the development of our lead drug candidate, CNM-Au8; (ii) general and administrative costs to support our drug development and commercialization efforts; and (iii) principal and interest payments on our notes payable and convertible notes payable. Additional funds may be spent to initiate new clinical trials, at our discretion. Known obligations beyond the next twelve months include $3.1 million of payments under operating lease obligations, and interest and principal repayment of notes payable and convertible notes payable of $6.4 million. We expect to meet our long-term liquidity requirements primarily through equity financing, debt financing, or other capital sources. However, there can be no assurance that we will be able to secure such financing on favorable terms, or at all.

Use of Funds

Our cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(11,733)	$(13,747)
Net cash used in investing activities	(52)	(11)
Net cash provided by financing activities	16,428	9,448
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	55	80
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,698	$(4,230)

Our primary use of cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, and general corporate expenditures.

Operating Activities

Net cash used in operating activities was $11.7 million for the nine months ended September 30, 2026, which resulted from a net loss of $17.6 million, adjusted for non-cash items totaling $8.8 million and a net change in operating assets and liabilities of $2.9 million. Significant non-cash items included: (i) depreciation expense of $1.1 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.5 million, (iii) stock-based compensation expense of $3.4 million, (iv) accretion of debt discount of $0.7 million, (v) non-cash interest expense on notes payable of $1.2 million, (vi) issuance costs for common stock warrant liabilities of $0.4 million, (vii) a loss on initial issuance of equity from the fair value in excess of proceeds from a public equity offering of $4.6 million, (viii) a change in fair value of our common stock warrant liabilities of $2.3 million due to changes in the price of our common stock and changes in valuation model inputs, and (ix) a change in fair value of our derivative liabilities of $0.7 million due to changes in the price of our common stock and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (i) an increase in accounts receivable of $43,000 due to the timing of sales and customer payments and a decrease in accounts payable of $30,000 due to the timing of vendor invoicing and payments, (ii) an increase in prepaid expenses and other current assets of $0.8 million due to (A) the timing of vendor invoicing and payments, (B) an increase in grants receivable related to ACT-EAP reimbursements, (C) an increase in prepaid clinical and CRO expenses related to the ACT-EAP, and (D) an increase in miscellaneous prepaids and other current assets, partially offset by (E) a decrease in metals to be used in research and development due to the timing of invoicing, payments, and deliveries from our supplier, and changes in the commodity price of gold during reprocessing by our supplier compared to the original purchase price, and (F) a decrease in research and development tax credits receivable due to the timing of refund payments, (iii) a decrease in accrued liabilities of $1.4 million primarily due to (A) a decrease in accrued compensation and benefits resulting from payments of deferred employee bonuses in cash and equity and (B) a decrease in deferred grants due to satisfaction of grant conditions or performance obligations, partially offset by (C) an increase in other miscellaneous accrued liabilities primarily due to accrued CRO and clinical fees related to our ongoing clinical programs, and (iv) a decrease in operating lease obligations of $0.7 million.

Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2025, which resulted from a net loss of $16.9 million, adjusted for non-cash items totaling $7.4 million and a net change in operating assets and liabilities of $4.2 million. Significant non-cash items included: (i) depreciation expense of $1.1 million related to laboratory and office equipment and leasehold improvements, (ii) non-cash lease expense of $0.4 million, (iii) stock-based compensation expense of $5.0 million, (iv) accretion of debt discount of $0.7 million, (v) non-cash interest expense on notes payable of $0.2 million, (vi) a change in fair value of our common stock warrant liabilities of $0.3 million due to changes in the price of our common stock and changes in valuation model inputs, and (vii) a change in fair value of the our derivative liabilities of $0.1 million due to changes in the price of our common stock and changes in valuation model inputs. The net change in operating assets and liabilities was primarily attributable to: (i) a decrease in accounts receivable of $0.1 million and an increase in accounts payable of $0.1 million due to the timing of invoicing and payments, (ii) an increase in prepaid expenses and other current assets of $0.8 million due to (A) the timing of vendor invoicing and payments, (B) the timing of receipt of metals to be used in research and development, and (C) an increase in research and development tax credits receivable, partially offset by (D) a decrease in prepaid clinical and CRO expenses related to the ACT-EAP, (iii) a decrease in accrued liabilities of $2.8 million primarily due to (I) a decrease in deferred grants, (II) a decrease in accrued CRO and clinical fees, and (III) a decrease in other miscellaneous accrued liabilities, and (iv) a decrease in operating lease obligations of $0.8 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 consisted of purchases of property and equipment of $52,000 and $11,000, respectively.

Financing Activities

Net cash provided by financing activities was $16.4 million for the nine months ended September 30, 2026, which consisted of proceeds from the issuance of common stock and warrants, net of offering costs, of $16.7 million, partially offset by payments of notes payable of $0.3 million. Net cash provided by financing activities was $9.4 million for the nine months ended September 30, 2025, which consisted of proceeds from the issuance of common stock of $8.2 million and proceeds from the issuance of debt and derivative instruments of $1.5 million, partially offset by payments of notes payable of $0.3 million.

Public Offerings

In January 2026, pursuant to a placement agency agreement with BTIG, LLC (“BTIG”), we sold 928,333 shares of our common stock, warrants to purchase up to 1,114,000 shares of our common stock (the “Series A Warrants”), and warrants to purchase up to 2,599,333 shares of our common stock (the “Series B Warrants”). The aggregate gross proceeds were approximately $6.0 million, of which $0.3 million was contributed by certain of our directors and their affiliated entities, excluding the proceeds, of any, from the exercise of the Series A Warrants and Series B Warrants and before deducting placement agent fees and expenses and other expenses payable by us. We paid placement agent fees of $0.4 million and other offering expenses of $0.3 million. The offering was made pursuant to our registration statement on Form S-3 (file number 333-286058), declared effective on April 25, 2025 (the “2025 S-3”), and a related prospectus supplement.

In May 2026, pursuant to an underwriting agreement with Canaccord Genuity LLC (“Canaccord”), we sold 1,000,000 shares of our common stock at an offering price of $7.00 per share. The aggregate gross proceeds were $7.0 million. We paid underwriting discounts and commissions of $0.5 million and other offering expenses of $0.1 million. The offering was made pursuant to our 2025 S-3 and a prospectus supplement related to the offering.

In September 2026, we sold 1,219,513 shares of our common stock at an offering price of $3.28 per share. The aggregate gross proceeds were $4.0 million, of which $2.1 million was contributed by certain of our directors and officers. We completed the offering without a placement agent, underwriter, broker, or dealer, and we paid an insignificant amount of offering expenses. The offering was made pursuant to our 2025 S-3 and a prospectus supplement related to the offering.

During the three and nine months ended September 30, 2026, we sold 216,161 shares of our common stock under our at-the-market offering program (the “ATM”) with Canaccord, generated gross proceeds of $1.0 million, and paid commissions of $15,000. During the three and nine months ended September 30, 2025, we sold 757,875 and 2,095,070 shares of our common stock, respectively, generated gross proceeds of $3.3 million and $8.4 million, respectively, and paid commissions of $50,000 and $0.1 million, respectively. The issuance and sale of common stock by us under the ATM through April 25, 2025 was made pursuant to our registration statement on Form S-3 (file number 333-264299), declared effective on April 26, 2022, and a related prospectus supplement, which expired on April 26, 2025, with all subsequent sales made pursuant to the 2025 S-3 and a related prospectus supplement.

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

Convertible Notes

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we classified the 2022 DHCD Loan as convertible notes payable in the condensed consolidated balance sheets and did not separate the conversion option from the host contract as it did not meet the requirements for accounting as a derivative instrument. We account for the convertible note as a single liability measured at its amortized cost as of September 30, 2026 and December 31, 2025, with a carrying value of $5.3 million and $5.3 million, respectively.

We classified a portion of the senior secured convertible promissory notes (the “SSCP Notes”) as convertible notes payable in the consolidated balance sheets and separated three features from the host contract as derivative instruments measured at fair value: (i) the conversion option (the “SSCPN Conversion Feature”), (ii) the redemption option upon a change of control or any bankruptcy, liquidation, or other restructuring process consisting of a cash payment equal to 115% of the outstanding principal (the “SSCPN Redemption Feature”), and (iii) the acceleration option plus a penalty equal to 10% of all outstanding principal and accrued and unpaid interest upon the occurrence and continuation of certain events of default (the “SSCPN Default Feature,” collectively with the SSCPN Conversion Feature and SSCPN Redemption Feature, the “SSCPN Derivative Liabilities”). We accounted for the remainder of the SSCP Notes as liabilities measured at their amortized cost, with carrying values of (i) $10.9 million and $9.3 million for the 2024 SSCP Notes as of September 30, 2026 and December 31, 2025, respectively, and (ii) $1.6 million and $1.4 million for the 2025 SSCP Notes as of September 30, 2026 and December 31, 2025, respectively.

We remeasure the SSCPN Derivative Liabilities at each reporting date and record the change in fair value as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the SSCPN Derivative Liabilities resulted in a gain of $3.4 million and a loss of $0.8 million during the three months ended September 30, 2026 and 2025, respectively; and a gain of $0.7 million and a loss of $0.1 million during the nine months ended September 30, 2026 and 2025, respectively. We estimate the fair value of the SSCP Notes with and without the SSCPN Derivative Liabilities and calculate the difference as the implied fair value of the SSCPN Derivative Liabilities. The valuation model consists of a discounted cash flow model and a Black-Scholes option-pricing model with probability weights for the occurrence of (i) a change of control transaction, (ii) default of the Company, or (iii) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	May 18,	May 18,	May 11,	May 11,	December 31,
	2026	2026(1)	2026(2)	2026(3)	2026(4)	2025
Expected stock price volatility	93.40%	113.30%	120.50%	112.60%	120.40%	107.30%
Discount rate	23.00%	20.00%	20.00%	20.00%	20.00%	19.00%
Risk-free interest rate	4.50%	3.90%	3.70% – 3.80%	3.80%	3.70% – 3.80%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.29 – 0.87	0.41 – 1.24	0.32 – 0.74	0.43 – 1.26	0.34 – 0.76	0.38 – 1.12
Probability of change of control	30.00%	30.00%	5.00%	30.00%	5.00%	20.00%
Probability of default	5.00%	5.00%	5.00%	5.00%	5.00%	35.00%
Probability of held to maturity	65.00%	65.00%	90.00%	65.00%	90.00%	45.00%

(1)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2025 SSCP Notes immediately following an amendment in May 2026.

(2)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2025 SSCP Notes immediately preceding an amendment in May 2026.

(3)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes immediately following an amendment in May 2026.

(4)	Represents the unobservable inputs to the valuation of the SSCPN Derivative Liabilities related to the 2024 SSCP Notes immediately preceding an amendment in May 2026.

Common Stock Warrant Liabilities

In accordance with ASC 815, we recognized the below common stock warrants as derivative liabilities measured at fair value and will remeasure them at each reporting date and record the change in fair value as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss).

Pursuant to a loan with Avenue Venture Opportunities Fund, L.P. (“Avenue”), which we repaid in 2024, we issued a warrant to purchase 150,000 shares of our common stock at $4.6014 per share (the “2023 Avenue Warrant”). The change in fair value of the 2023 Avenue Warrant resulted in a gain of $0.2 million and a loss of $0.1 million during the three months ended September 30, 2026 and 2025, respectively; and a gain of $0.1 million and a gain of $4,000 during the nine months ended September 30, 2026 and 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) settlement of the instrument upon a change of control transaction, (ii) dissolution of the Company, or (iii) held to expiration. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	December 31,
	2026	2025
Expected stock price volatility	101.40% – 102.20%	104.40% – 119.00%
Risk-free interest rate	4.50% – 4.80%	3.50% – 3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.92 – 1.75	0.50 – 2.50
Probability of change of control	30.00%	20.00%
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	40.00%	45.00%

Pursuant to an underwritten public offering in June 2023, we issued warrants to purchase 2,500,000 shares of our common stock at $22.00 per share (the “Tranche A Warrants”). The Tranche A Warrants expired unexercised in June 2026. The change in fair value prior to the expiration of the Tranche A Warrants resulted in a loss of $0.1 million during the three months ended September 30, 2025, and a gain of $0.4 million and a gain of $0.5 million during the nine months ended September 30, 2026 and 2025, respectively. We estimated the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) acceptance of an NDA by the FDA for CNM-Au8, (ii) settlement upon a fundamental transaction, (iii) dissolution of the Company, and (iv) held to expiration. These estimates required significant judgment. The unobservable valuation inputs were as follows:

December 31,
2025
Expected stock price volatility	124.00%
Risk-free interest rate	3.60%
Expected dividend yield	0.00%
Expected term (in years)	0.46
Probability of NDA acceptance before warrant expiration	0.00%
Probability of fundamental transaction before warrant expiration	0.00%
Probability of dissolution before warrant expiration	35.00%
Probability of held to expiration	65.00%

Pursuant to a registered direct public offering in October 2024, we issued warrants to purchase 1,546,914 shares of our common stock at $4.82 per share (the “2024 Common Warrants”). The change in fair value of the 2024 Common Warrants resulted in a gain of $1.9 million and a loss of $1.5 million during the three months ended September 30, 2026 and 2025, respectively; and a gain of $1.6 million and a loss of $0.2 million during the nine months ended September 30, 2026 and 2025, respectively. We estimate the fair value using a Black-Scholes option-pricing model with probability weights for the occurrence of (i) dissolution of the Company and (ii) held to maturity. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	December 31,
	2026	2025
Expected stock price volatility	104.20%	104.30%
Risk-free interest rate	5.00%	3.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.00	3.75
Probability of dissolution	30.00%	35.00%
Probability of held to expiration	70.00%	65.00%

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

The change in fair value of the Series A Warrants resulted in a gain of $1.1 million and a gain of $0.3 million during the three and nine months ended September 30, 2026. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series A Trigger Announcement, (ii) the expected stock price increase if the Series A Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series A Trigger Announcement does not occur. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	January 13,
	2026	2026
Expected stock price volatility	101.30%	107.30%
Risk-free interest rate	4.93%	3.68%
Expected term (in years)	0.25 – 2.29	0.46 – 3.00
Probability of Series A Trigger Announcement	50.00%	35.00%
Expected stock price increase if Series A Trigger Announcement occurs	35.00%	35.00%
Expected stock price decrease if Series A Trigger Announcement does not occur	85.00%	85.00%

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

The change in fair value of the Series B Warrants resulted in a gain of $4.2 million and a loss of $0.1 million during the three and nine months ended September 30, 2026. We estimate the fair value using a Monte Carlo simulation with estimates for (i) the probability of the Series B Trigger Announcement (ii) the expected stock price increase if the Series B Trigger Announcement occurs, and (iii) the expected stock price decrease if the Series B Trigger Announcement does not occur. These estimates require significant judgment. The unobservable valuation inputs were as follows:

	September 30,	January 13,
	2026	2026
Expected stock price volatility	101.30%	107.30%
Risk-free interest rate	4.93%	3.68%
Expected term (in years)	0.75 – 4.29	0.96 – 5.00
Probability of Series B Trigger Announcement	35.00%	24.00%
Expected stock price increase if Series B Trigger Announcement occurs	100.00%	100.00%
Expected stock price decrease if Series B Trigger Announcement does not occur	95.00%	95.00%

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires significant judgment. The unobservable valuation inputs were as follows:

	Nine Months Ended September 30,
	2026	2025
Expected stock price volatility	96.64% – 107.55%	96.77% – 110.25%
Risk-free interest rate	3.65% – 4.32%	3.67% – 4.24%
Expected dividend yield	0.00%	0.00%
Expected term of options (in years)	5.00 – 6.09	5.00 – 6.25

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this Quarterly Report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Material Weakness Remediation,” above there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 11, 2023).
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on May 30, 2024).
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Clene Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on July 9, 2024).
3.4	Bylaws of Clene Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on January 5, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 16, 2026).
10.2	Subaward Amendment, dated October 15, 2026, by and between Clene Nanomedicine, Inc. and NYU (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on October 20, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLENE INC.

Dated: November 4, 2026	By:	/s/ Robert Etherington
	Name:	Robert Etherington
	Title:	President, Chief Executive Officer and Director

Dated: November 4, 2026	By:	/s/ Morgan R. Brown
	Name:	Morgan R. Brown
	Title:	Chief Financial Officer